Form 10-Q
period 2006-03-31
Vestin Realty Mortgage I, Inc.
filed 2006-05-08
CIK 1328300

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From ______________ To ______________

COMMISSION FILE NUMBER 333-125347

VESTIN REALTY MORTGAGE I, INC.

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	20-4028839
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8379 WEST SUNSET ROAD, LAS VEGAS, NEVADA 89113
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number: 702.227.0965

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filler [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes [   ] No [ X]

As of May 5, 2006, there were 6,868,996 shares of the Company’s Common Stock outstanding.

Explanatory Note

On May 1, 2006, Vestin Fund I, LLC, a Nevada limited liability company ("Fund I"), merged into Vestin Realty Mortgage I, Inc., a Maryland corporation (the "Registrant"). The Registrant was formed in January 2006 for the sole purpose of effecting the merger. Prior to the merger, the Registrant did not have any material assets or operations. This report is filed by the Registrant as the successor to Fund I which had a June 30 fiscal year end. Accordingly, this report has been filed for the three and nine month periods ending March 31, 2006. Due to the merger, the Registrant's fiscal year end is December 31.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

BALANCE SHEETS

ASSETS

	(UNAUDITED) MARCH 31, 2006	JUNE 30, 2005

Cash	$4,652,000	$2,862,000
Certificates of deposit	300,000	300,000
Interest and other receivables, net of allowance of $292,000 at March 31, 2006	1,126,000	682,000
Note receivable, net of allowance of $731,000 at March 31, 2006 and $747,000 at June 30, 2005	291,000	119,000
Real estate held for sale	2,497,000	7,757,000
Real estate held for sale - seller financed	8,797,000	10,374,000
Investment in real estate loans, net of allowance for loan losses of $4,604,000 at March 31, 2006 and $1,896,000 at June 30, 2005	46,152,000	54,878,000
Assets under secured borrowings	1,160,000	11,391,000

Total assets	$64,975,000	$88,363,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$309,000	$443,000
Due to Fund Manager	14,000	922,000
Due to Vestin Group	--	2,000
Due to Vestin Fund II	--	1,560,000
Due to Vestin Fund III	--	6,000
Secured borrowings	1,160,000	11,391,000
Deposit liability	864,000	768,000
Total liabilities	2,347,000	15,092,000

Members' equity - authorized 10,000,000 units, 6,864,477 units and 7,686,323 units issued at $10 per unit and outstanding at March 31, 2006 and June 30, 2005, respectively	62,628,000	73,271,000
Total members' equity	62,628,000	73,271,000

Total liabilities and members' equity	$64,975,000	$88,363,000

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2006	MARCH 31, 2005

Revenues
Interest income	$1,106,000	$1,550,000	$3,799,000	$4,463,000
Loan fees	--	--	34,000	--
Gain on sale of real estate held for sale	--	23,000	519,000	1,072,000
Gain on sale marketable securities	1,000	--	47,000	--
Other income	58,000	581,000	424,000	750,000
Total revenues	1,165,000	2,154,000	4,823,000	6,285,000

Operating expenses
Management fees - related parties	69,000	69,000	207,000	196,000
Provision for loan losses	3,000,000	45,000	3,000,000	45,000
Interest expense	4,000	--	15,000	--
Interest expense secured borrowings	58,000	109,000	154,000	549,000
Loss on sale of real estate held for sale	--	389,000	--	863,000
Write down on real estate held for sale	--	639,000	--	931,000
Expenses related to real estate held for sale	117,000	453,000	217,000	831,000
Professional fees	163,000	112,000	294,000	235,000
Professional fees - related parties	44,000	28,000	137,000	92,000
Other	--	158,000	23,000	161,000
Total operating expenses	3,455,000	2,002,000	4,047,000	3,903,000

NET (LOSS) INCOME	$(2,290,000)	$152,000	$776,000	$2,382,000

Net (Loss) income allocated to members	$(2,290,000)	$152,000	$776,000	$2,382,000

Net (Loss) income allocated to members per weighted average membership units	$(0.33)	$0.02	$0.10	$0.29

Weighted average membership units	6,925,788	7,188,588	7,424,274	8,131,854

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

STATEMENT OF MEMBERS' EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	Units	Amount
Members' equity at June 30, 2005	7,686,323	$73,271,000

Net income		776,000

Distributions		(3,413,000)

Reinvestments of distributions	27,323	273,000

Members' redemptions	(849,169)	(8,279,000)

Members' equity at March 31, 2006 (Unaudited)	6,864,477	$62,628,000

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
Cash flows from operating activities:
Net income	$776,000	$2,382,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision of doubtful accounts related to receivable	(15,000)	--
Write down of real estate held for sale	--	931,000
Gain on sale of real estate held for sale	(519,000)	(1,072,000)
Loss on sale of real estate held for sale	--	863,000
Provision for loan losses	3,000,000	45,000
Gain on sale of marketable securities	(47,000)	--
Change in operating assets and liabilities:
Interest and other receivables	(221,000)	666,000
Due from Manager	(908,000)	417,000
Due to Vestin Group	(2,000)	(147,000)
Due to Fund II	(1,560,000)	2,062,000
Due to Fund III	(6,000)	--
Accounts payable and accrued liabilities	(133,000)	346,000
Net cash provided by operating activities	365,000	6,493,000

Cash flows from investing activities:
Investments in real estate loans	(22,130,000)	(21,668,000)
Purchase of investments in real estate loans	--	(1,459,000)
Purchase of investments in real estate loans including interest receivable of $515,000	(5,408,000)	--
Purchase of investments in real estate loans from related parties:
Fund II	(500,000)	--
Proceeds from loan payoff	24,360,000	19,906,000
Principal payments on real estate held for sale-seller financed	2,585,000	612,000
Sale of investments in real estate loans to:
Fund II	8,800,000	--
Third party	462,000	155,000
Proceeds from sale of investment in real estate	4,227,000	9,895,000
Proceeds from note receivable	15,000	--
Purchase of marketable securities	(3,565,000)	--
Proceeds from sale of marketable securities	3,612,000	--
Cash outlays for real estate held for sale	--	(2,251,000)
Deposit liability	386,000	420,000
Net cash provided by investing activities	$12,844,000	$5,610,000

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
Cash flows from financing activities:
Payment on note payable	$(881,000)	$(2,000,000)
Proceeds from issuance of note payable	881,000	--
Members' distributions, net of reinvestments	(3,095,000)	(3,202,000)
Members’ distributions related party	(45,000)	(46,000)
Members' redemptions	(8,279,000)	(6,887,000)
Net cash used in financing activities	(11,419,000)	(12,135,000)

NET CHANGE IN CASH	1,790,000	(32,000)

Cash, beginning of period	2,862,000	6,571,000

Cash, end of period	$4,652,000	$6,539,000

Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Loans funded through secured borrowing	$1,665,000	$9,150,000
Loan payoffs of loans funded through secured borrowings	$10,337,000	$18,095,000
Real estate held for sale acquired through foreclosure	$--	$5,458,000
Reduction in Note Payable to Fund II due to valuation allowance on real estate held for sale	$--	$4,278,000
Transfer of pro-rata interest in real property to Fund II	$--	$119,000
Sale of real estate held for sale where we provide the financing	$886,000	$7,910,000
Issuance of note receivable related to sale of real estate held for sale	$171,000	$--
Investment in real estate held for sale reclassified from interest receivable	$--	$33,000
Loans rewritten with same or similar property as collateral	$57,000	$868,000

VESTIN REALTY MORTGAGE I, INC
(SUCCESSOR TO VESTIN FUND I, LLC)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)
NOTE A — ORGANIZATION

Vestin Fund I, LLC (“Fund I”) was organized in December 1999 as a Nevada limited liability company for the purpose of investing in real estate loans. Vestin Realty Mortgage I, Inc. (the “Registrant”) was organized in January 2006 as a Maryland corporation for the purpose of effecting a merger with Fund I. On May 1, 2006, Fund I merged into the Registrant and the members of Fund I received one share of the Registrant’s common stock for each membership unit of Fund I. This report is filed by the Registrant as the successor to Fund I. References in this report to the “Company”, “we”, “us” or “our” refer to Fund I with respect to the period ending on April 30, 2006 and to the Registrant with respect to the period commencing on May 1, 2006. Because we were a limited liabililty company during the periods reflected in this report, we make reference to our members in reporting our financial results.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to as “deeds of trust”). We commenced operations in August 2000. In July 2005, we changed our fiscal year end from September 30th to June 30th, we issued our annual report on Form 10-K for the nine-month transition period ended June 30, 2005.

We intend to operate as a real estate investment trust (“REIT”); we are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a REIT we are required to have a December 31st year end.

Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”) wholly owned by Michael V. Shustek, the CEO and director of the Manager. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.

Pursuant to a Management Agreement, the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent upon the Manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the Manager of Vestin Realty Mortgage II, Inc, as the successor by merger to Vestin Fund II, LLC, referred to as “Fund II”, Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

The financial statements have been prepared in accordance with the United States Securities and Exchange Commission (SEC) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the financials statements and notes thereto contained in the Company’s annual report on Form 10-K for the nine-month transition period ended June 30, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and non-interest-bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with a liquidation provision of one month or less.

Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. We do not recognize interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.

Investments in Real Estate Loans

The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company's Operating Agreement provided the price does not exceed the original cost. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company's capital. For example, the Company's Operating Agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

Investments in real estate loans are secured by deeds of trust or mortgages (hereafter referred to as “deeds of trust”). Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

As of March 31, 2006, all but one of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. As of March 31, 2006, one of our loans is an amortizing loan with a balance of approximately $7.7 million and a term of 36 months, maturing in the next 18 months. In addition, we also invest in real estate loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At March 31, 2006, we had $3.3 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $6.2 million, including participating lenders. These loans had interest reserves of approximately $1.6 million, of which our portion is $0.9 million. At June 30, 2005, we had $13.5 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $67.8 million, including participating lenders. These loans had interest reserves of approximately $3.7 million, of which our portion was $0.6 million.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal the material facts pertaining to a borrower and the security.

Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include:

•	Declines in real estate market conditions, which can cause a decrease in expected market value.

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes.

•
Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances.

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property.

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company's intent to invest in or own real estate as a long-term investment. In accordance with Statement of Financial Accounting Standards (FAS) 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Management classifies real estate held for sale when the following criteria are met;

•	Management commits to a plan to sell the properties.

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary.

•	An active program to locate a buyer and other actions required to complete a sale have been initiated.

•	The sale of the property is probable.

•	The property is being actively marketed for sale at a reasonable price.

•	Withdrawal or significant modification of the sale is not likely.

Real Estate Held For Sale - Seller Financed

The Company occasionally finances sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, FAS 66, Accounting for Sales of Real Estate requires the buyer of the real estate to make minimum and initial continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.

Because the Company occasionally forecloses on loans with raw land or developments in progress, available financing for such properties is often limited and the Company frequently provides financing up to 100% of the selling price on these properties. In addition, the Company may make additional loans to the buyer to continue development of a property. Although sale agreements are consummated at closing, they lack adequate initial investment by the buyer to qualify as a sales transaction as defined in FAS 66. These sale agreements are not recorded as a sale until the requirements of FAS 66 are met.

These sales agreements are recorded under the deposit method or cost recovery method as defined in FAS 66. Under the deposit method, no profit is recognized and any cash received from the buyer is reported as a deposit liability on the balance sheet. Under the cost recovery method, no profit is recognized until payments by the buyer exceed the carrying basis of the property sold. Principal payments received will reduce the related receivable, and interest collections will be recorded as unrecognized gross profit on the balance sheet. The carrying values of these properties are included in real estate held for sale on the accompanying balance sheet.

In cases where the investment by the buyer is significant (generally 20% or more) and the buyer has an adequate continuing investment, the purchase money debt is not subject to future subordination, and a full transfer of risks and rewards has occurred, we will use the full accrual method. Under the full accrual method a sale is recorded and the balance remaining to be paid is recorded as a normal note. Interest is recorded as income as received.

Classification of Operating Results from Real Estate Held for Sale

FAS 144 generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. The Company's operations involve foreclosing on real estate when necessary and the Company considers these operating results to be part of the Company's continuing operations. Accordingly, expenses related to real estate held for sale have been included on the accompanying statements of income, net of related rental income when applicable.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain mortgage loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. The Company does not receive any revenues for entering into secured borrowings arrangements.

Marketable Securities

Investments in marketable securities consist of bonds secured by real estate and mortgage backed securities. The securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are classified as available-for-sale securities under the provisions of FAS 115, Accounting for Certain Investments in Debt and Equity Securities.

The appropriate classification of investments in marketable securities is determined at the time of purchase and such determination is reevaluated at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity, and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income.

Fair Value of Financial Instruments

FAS 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of the Company’s financial assets. The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a)	Certificate of Deposits and Short-Term Investments: The carrying amounts of these instruments are at amortized cost, which approximates fair value.

(b)
Investment in Real Estate Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans, which are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the current carrying value.

(c)
Assets Under Secured Borrowing: The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

At March 31, 2006 and June 30, 2005, the estimated fair values of the real estate loans including seller financed loans were approximately $53.5 million and $66.2 million, respectively. At March 31, 2006 and June 30, 2005, the estimated fair values of assets under secured borrowings were approximately $1.2 million and $11.4 million, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Net Income Allocated to Members Per Weighted Average Membership Unit

Net income allocated to members per weighted average membership unit is computed by dividing net income calculated in accordance with GAAP, by the weighted average number of membership units outstanding for the period.

Segments

We operate as one business segment.

Income Taxes

Income tax effects resulting from the Company’s operations pass through to the members individually and, accordingly, no provision for income taxes is included in the financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of March 31, 2006 and June 30, 2005, we have $4.7 million and $3.0 million, respectively, in excess of the federally insured limits.

As of March 31, 2006, the majority of our loans are concentrated in the following state; Nevada, California, Arizona and Hawaii. As of March 31, 2006, 23% of our real estate loans were in Nevada compared to 36% at June 30, 2005, and 15% of our real estate loans in California compared to 29% at June 30, 2005. Additionally, as of March 31, 2006, 14% of our real estate loans were in Arizona compared to 19% at June 30, 2005 and 15% of our real estate loans were in Hawaii compared to 6% at June 30, 2005. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in Nevada, California, Arizona and/or Hawaii could have a material adverse effect on us.

At March 31, 2006, the aggregate amount of loans to our three largest borrowers represented 39% of our total investment in real estate loans. These real estate loans consisted of commercial loans, located in Arizona, Nevada and Hawaii with a first lien position, with stated interest rates between 5% and 14%, with an aggregate outstanding balance of approximately $23.4 million. At June 30, 2005, the aggregate amount of loans to our three largest borrowers represented 30% of our total investment in real estate loans. These real estate loans consisted of commercial loans located in Arizona and Nevada, with a first lien position, with stated interest rates between 5% and 12%, with an aggregate outstanding balance of approximately $20.5 million. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

Most of our real estate loans will require the borrower to make a balloon payment of the principal at maturity. The success of a borrower’s ability to repay our real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

We have four real estate loan products consisting of commercial, construction, acquisition and development, and land. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2006 are summarized below:

Loan Type	Number of Loans	Balance (3)	Weighted Average Interest Rate	Portfolio Percentage	Loan To Value(2)

Acquisition and development	3	$6,603,000	9.39%	11.11%	55.03%
Commercial (1)	17	40,675,000	9.07%	68.42%	76.58%
Construction	3	5,018,000	12.00%	8.44%	61.71%
Land	4	7,153,000	13.09%	12.03%	62.37%
	27	$59,449,000	9.84%	100.00%	71.17%

Investments in real estate loans as of June 30, 2005 are summarized below:

Loan Type	Number of Loans	Balance (3)	Weighted Average Interest Rate	Portfolio Percentage	Loan To Value(2)

Acquisition and development	4	$7,272,000	8.49%	10.82%	71.05%
Commercial (1)	15	38,439,000	10.02%	57.25%	64.16%
Construction	3	3,712,000	9.40%	5.53%	69.94%
Land	7	17,725,000	12.89%	26.40%	61.67%
	29	$67,148,000	10.58%	100.00%	64.56%

(1)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing.

(2)
Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower, and also may precede the placement of the loan with us. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

(3)
The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	March 31, 2006 Balance	June 30, 2005 Balance
Balance Per Loan Portfolio	$59,449,000	$67,148,000
Less:
Seller Financed Loans Included in Real Estate Held for Sale	(8,797,000)	(10,374,000)
Proceeds of Principal on Seller Financed Loans Included in Deposit Liability	248,000	--
Unrecognized Gain on Seller Financed Loans	(144,000)	--
Allowance for Loan Losses	(4,604,000)	(1,896,000)
Balance per Balance Sheet	$46,152,000	$54,878,000

The following is a schedule of priority of real estate loans as of March 31, 2006 and June 30, 2005:

Loan Type	March 31, 2006 Balance*	Portfolio Percentage	June 30, 2005 Balance*	Portfolio Percentage

First Trust Deeds	$59,411,000	99.94%	$66,645,000	99.25%
Second Trust Deeds**	38,000	0.06%	503,000	0.75%
	$59,449,000	100.00%	$67,148,000	100.00%

* Please see note (3) above
**Generally, our second trust deeds are junior to a first trust deed position held by either us or our Manager.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2006:

April - December 2006	$45,666,000
January - December 2007	13,783,000
$59,449,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2006 and June 30, 2005:

	March 31, 2006 Balance*	Portfolio Percentage	June 30, 2005 Balance*	Portfolio Percentage

Arizona	$8,586,000	14.44%	$13,063,000	19.45%
California	9,124,000	15.35%	19,794,000	29.48%
Hawaii	9,031,000	15.19%	4,139,000	6.16%
Nevada	13,735,000	23.10%	24,428,000	36.38%
New York	3,249,000	5.46%	3,320,000	4.94%
North Carolina	1,000,000	1.68%	--	--%
Oklahoma	2,637,000	4.44%	1,237,000	1.84%
Oregon	3,200,000	5.38%	--	--%
Texas	2,167,000	3.65%	1,167,000	1.75%
Washington	4,720,000	7.94%	--	--%
Wisconsin	2,000,000	3.37%	--	--%
Total	$59,449,000	100.00%	$67,148,000	100.00%

* Please see note (3) above

At March 31, 2006, three of our loans totaling approximately $12.3 million were non-performing (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We have commenced foreclosure proceedings on these loans. The following schedule summarizes the non-performing loans:

Description of Collateral	March 31, 2006 Balance	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I***	$4,139,000	03/31/2004	24	21.00% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II***	4,892,000	03/31/2004	24	35.00% of Part II
Racetrack and hotel in Vernon, NY*	3,249,000	06/30/2005	20	12.50%
	$12,280,000

* On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc for Vernon Downs became effective. As a result of the bankruptcy plan, we and Fund II received the following:

•
New first deeds of trust were received from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is $3.2 million. The new terms reflect a $1.2 million principal reduction, reducing our principal balance by $171,000. The transaction resulted in our recording a deferred gain of $171,000. The terms of the loan are 9% due in 6 months, with an option to extend for an additional 6 months for a fee.

•	The loan is secured by a first trust deed on Vernon Downs properties and a 150% personal guarantee by the borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion is approximately $71,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $287,000 of which our portion is approximately $41,000.

•	Payment of past due forbearance fees approximately $555,000 of which our portion is approximately $79,000.

*** Please refer to note (1) Rightstar Loan Allowance below.

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of March 31, 2006, we have provided a general allowance for loan losses of approximately $379,000. Additionally, our Manager recognized a specific reserve related to the four cemeteries and eight mortuaries in Hawaii, of which our portion of the specific reserve is $4,225,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our Members.

The following is a roll-forward of the allowance for loan losses for the nine months ended March 31, 2006:

Description	Balance June 30, 2005	Specific Reserve Allocation	Reallocation Deductions(2)	Balance March 31, 2006
General Valuation Allowance	$671,000	$--	$292,000	$379,000
Specific allowance	1,225,000	3,000,000	--	4,225,000
Total (1)	$1,896,000	$3,000,000	$292,000	$4,604,000

(1)
Rightstar Loan Allowance -Rightstar, Inc. (“Rightstar”) defaulted on the loan in the fall of 2004. The lenders commenced a judicial foreclosure on the loan which is secured by a lien on the business and virtually all of the property of Rightstar, which includes four cemeteries and eight mortuaries in Hawaii. The aggregate principal balance of the loan is $31,543,000. The loan is owned as follows:

	Senior Portion	Junior Portion	Total
Fund I	$4,892,000	$4,139,000	$9,031,000
Fund II	9,108,000	7,704,000	16,812,000
Sunset Financial Resources, Inc.	--	5,700,000	5,700,000
Total	$14,000,000	$17,543,000	$31,543,000

The loan is subject to an inter-creditor agreement which states the order of priority for any payments received are disbursed as follows:

•	First to reimburse collection and foreclosure expenses advanced by the lenders;

•	Second to pay past due interest on the Senior Principal (including default rate interest);

•	Third to pay past due interest on the Junior Principal (including default rate interest);

•	Fourth to pay Senior Principal; and

•	Fifth to pay Junior Principal.

We and Fund II acquired the senior portion of the loan on July 14, 2005 for approximately $15.5 million of which our portion was approximately $5.3 million (including accrued interest of approximately $0.5 million). We and Fund II acquired this balance to expedite the foreclosure process and remove the prior senior lender from its priority position, which had the potential to impair the value we may receive at the time the property is sold. In exchange for assistance in expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan.

Rightstar is currently being operated by a Court appointed Receiver, installed at the request of the lenders. A Special Master appointed by the State of Hawaii is currently administering the pre-need and perpetual care trust funds.

Foreclosure proceedings are being delayed by the State of Hawaii which has refused to issue licenses to potential buyers or the lenders to: (1) operate the facility, (2) operate a pre-need program and (3) operate a perpetual care program. During the nine month transition period ended June 30, 2005, the State of Hawaii notified the lenders of a potential statutory trust fund deficiency, estimated between $20 and $30 million and claimed that this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. Lengthy settlement discussions ended on April 7, 2006. On April 20, 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and Fund II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to Vestin. We believe these claims to be without merit and intend to vigorously defend those allegations. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

We have evaluated the estimated value of the underlying collateral, the potential trust fund deficit, and the expected cost and length of litigation. Based on this estimate we increased our total specific reserve allowance for loss by $3,000,000 during the quarter ended March 31, 2006, bringing our total specific reserve allowance to a total of $4,225,000. The $3,000,000 increase in the reserve allowance includes $500,000 for estimated litigation fees and expenses which we anticipate incurring in enforcing our rights against the underlying collateral. We will continue to evaluate our position in the Rightstar loan as the situation progresses.

(2)	Amount was re-classed to the allowance for accounts receivable relating to real estate loans.

In addition, our Manager had granted extensions on eight loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of March 31, 2006 was approximately $16.8 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of March 31, 2006.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2006, our Manager had provided for $379,000 as a general allowance for loan losses and a specific allowance of $4.2 million. At March 31, 2006, three of our loans totaling approximately $12.3 million were non-performing. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES

Mortgage Backed Securities - Available for Sale

During the nine months ended March 31, 2006, we purchased and sold $3.6 million in mortgage backed securities, realizing a gain of $47,000.

At March 31, 2006, we had no investment in mortgage-backed securities.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2006, we held one property with a total carrying value of $2.5 million, which was acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals or knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale for the nine months ended March 31, 2006:

Description	Date Acquired	Percentage of Ownership	Balance at July 1, 2005	Acquisitions (Reductions)	Seller Financed Sales	Sales	Gain on Sale of Real Estate	Balance at March 31, 2006

Land containing 82 residential lots in Henderson, Nevada (1)	2/28/2003	66%	$5,058,000	$--	$--	$(2,561,000)	$--	$2,497,000

126 unit, (207 bed) assisted living facility in Phoenix, Arizona (1)	9/08/2004	10%	886,000	--	(886,000)	--	--	--

460 acre residential sub-division in Lake Travis, Texas (1)	8/03/2004	34%	1,813,000	--	--	(1,837,000)	24,000	--

Total			$7,757,000	$--	$(886,000)	$(4,398,000)	$24,000	$2,497,000

(1)	Sales of Real Estate Held for Sale for the Nine Months Ended March 31, 2006:

During July 2003, we and Fund II entered into an agreement for the sale of a portion of our interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement required the buyer to purchase 138 lots for cash and gave the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. Through March 31, 2006, the buyer has purchased 272 of the 354 lots. We and Fund II recorded a valuation adjustment for the transition period ended June 30, 2005 of $354,000 and $180,000, respectively, to write down the carrying value of our respective interest in the parcel to the amount corresponding to the negotiated sale and option price. During July 2005, the buyer exercised its option to purchase an additional 82 lots for approximately $3.85 million, of which we received approximately $2.56 million, resulting in no further gain or loss.

During August 2005, we and Fund II sold the 126 unit (207 bed) assisted living facility in Phoenix, Arizona and financed 100% of the purchase price of which the terms include the following: a 12 month, $10.5 million, interest only loan; interest rate of 7.5% commencing six months following the date of the loan; our portion is $1,030,000. This transaction resulted in a $144,000 deferred gain, which will be recognized once the equity requirement has been met. We and Fund II wrote down the carrying value of the property in the quarter ended March 31, 2005 by approximately $6.5 million. Upon loan payment we will recover a portion of the write down and do not expect to have any further gains or losses on the sale of this property.

During December 2005, we and Fund II sold the 460 acre residential subdivision in Lake Travis, TX for $5.5 million, of which our portion was $1.8 million. The proceeds included a $500,000 note receivable, with an imputed interest rate of 8%, due in May 2006. A net gain of $71,000 resulted in this transaction, of which our portion was $24,000.

NOTE G — REAL ESTATE HELD FOR SALE - SELLER FINANCED

At March 31, 2006, we held an interest in two properties with a total carrying value of $8.8 million, which have been sold in transactions where we or an affiliate provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which ranges from 10% to 25%. We may share ownership of such properties with Fund II, Fund III, the Manager, related, or other unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the nine months ended March 31, 2006:

Description	Date Acquired	Percentage of Ownership	Balance at July 1, 2005	Acquisitions	Adjustments	Principal Payments Received from Borrower	Balance at March 31, 2006

An approximately 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	5%	$171,000	$--	$--	$(171,000)	$--

A completed golf course and raw land in Mesquite, Nevada	11/06/2002	55%	1,475,000	--	--	(1,475,000)	--

36 acres of raw land in Mesquite, Nevada	11/27/2002	48%	334,000	--	--	(334,000)	--

Assisted living facility in Las Vegas, Nevada	9/23/2004	52%	7,789,000	--	122,000	--	7,911,000

126 Unit (207 bed) assisted living facility in Phoenix, AZ	9/08/2004	10%		886,000	--	--	886,000

Raw land in Mesquite, Nevada	11/27/2002	53%	605,000	--	--	(605,000)	--

			$10,374,000	$886,000	$122,000	$(2,585,000)	$8,797,000

We received $864,000 in payments from borrowers on the loans associated with the sale of the above properties, held as of March 31, 2006. These payments are recorded as a deposit liability. For the three months ended September 30, 2005, we recognized $495,000 in interest income relating to loans that were paid off during the nine month period ending March 31, 2006.

Until borrowers have met the minimum equity ownership required to allow us to record a sale, we will record payments received under the deposit method or cost recovery method, which ever is applicable in accordance to FAS 66.

NOTE H — RELATED PARTY TRANSACTIONS

From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties provided the price does not exceed the original cost. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our loan portfolio by spreading our investments among a broader pool of loans. Such interests are generally bought and sold at par value. We do not seek to profit from a sale to a related party nor do we purchase loan interests at a mark-up from related parties.

Transactions with the Manager

Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions, paid quarterly in arrears. For the nine months ended March 31, 2006 and 2005, we recorded management fees to our Manager of approximately $207,000 and $196,000, respectively.

Additionally, for the nine months ended March 31, 2006, we recorded pro rata distributions owed to our Manager of approximately $45,000 and $46,000 for the same period in the prior year based upon the total of 100,000 units owned by our Manager.

As of March 31, 2006, and June 30, 2005, we owed the Manager $14,000 and $922,000, respectively, related to unpaid management fees, our Manager’s pro-rata share of distributions, and expenses paid on our behalf related to the maintenance of real estate held for sale.

Transactions with the Funds

As of March 31, 2006 and June 30, 2005, we owed Fund II $0 and $1,560,000, respectively. The balance was primarily related to payments made on our behalf for maintenance expenses incurred on real estate owned properties.

As of March 31, 2006 and June 30, 2005, we owed Fund III $0 and $6,000, respectively primarily related to payments they made on our behalf for legal expenses incurred.

During the nine months ended March 31, 2006, we sold $8.8 million in real estate loans to Fund II. In addition, we bought $0.5 million in real estate loans from Fund II.

Transactions with Other Related Parties

For the nine months ended March 31, 2006 and 2005, we incurred $31,000 and $33,000 respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest.

For the nine months ended March 31, 2006 and 2005, we incurred $106,000 and $59,000, respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm

NOTE I — NOTES RECEIVABLE

During October 2004, we and Fund II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $2,118,000. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date. Balance as of March 31, 2006 is $119,000.

During March 2005, we and Fund II sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $1.8 million which resulted in a loss of approximately $389,000. During June 2005, we and Fund II entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was approximately $640,000. The balance is secured by a second trust deed and is payable in a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due. The guarantors are entitled to a discount of $782,000 from the principal balance in the event the entire balance is paid by December 2006. The first installment was received and recognized as income in July 2005. Our portion was $32,000. Payments will be recognized as revenue when received.

During November 2004, we and Fund II sold the 140 Unit/224 bed senior facility in Mesa, Arizona of which our consideration received totaled $1,009,000. We and Fund II received a promissory note from the original guarantor of $478,000 of which our share was $69,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. Commencing June 25, 2005 through May 25, 2006, monthly payments shall increase to $15,000 and be applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009 payments are to increase to $20,000 monthly. Due to the uncertainty of collectibility, we have provided a valuation allowance for the entire balance of the promissory note. Revenue will be recognized when payments are received. As of March 31, 2006, the note receivable balance was $52,000. We have received principal payments totaling $17,000, which have been recognized to income.

During December 2005, we and Fund II sold the 460 acre residential subdivision in Lake Travis, TX for $5.5 million, of which our portion was $1.8 million. The proceeds included a $500,000 note receivable, of which our portion was $171,000, with an imputed interest rate of 8%, due in May 2006. A net gain of $71,000 resulted in this transaction, of which our portion was $24,000.

NOTE J— SECURED BORROWINGS

Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140.

As of March 31, 2006 and June 30, 2005, funds being used under Inter-creditor and Participation Agreements, where we have potential obligations as defined above totaled $1.2 million and $11.4 million, respectively.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) FAS 115-1/124-1, replacing Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment” - On November 3, 2005, the FASB released FSP FAS 115-1 and FAS 124-1 replacing EITF 03-1. The final language on FSP FAS 115-1 / FAS 124-1 requires investors to recognize an impairment loss when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP applies to reporting periods beginning after December 15, 2005. We do not expect the adoption of Staff Position (FSP) FAS 115-1/124-1 to have a material impact on our financial position or results of operations.

On February 16, 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instrument" (FAS 155), an amendment of FAS 140 and FAS 133. FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of the Company's fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company's 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. We do not expect the adoption of FAS 155 to have a material impact on our financial position or results of operations.

On March 17, 2006, the FASB issued FAS 156 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 156), an amendment to portions of FAS 133, FAS 140 and FTB 87-3. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 to have a material impact on our financial position or results of operations.

NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

Our Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. The Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Manager’s net income in any particular period.

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit, which heard the case on October 18, 2005. On November 15, 2005, the Ninth Circuit vacated the judgment of the District Court and dismissed the state law claims against the defendants without prejudice on the basis that the District Court lacked subject matter jurisdiction in the case. On November 29, 2005, Desert Land petitioned the Ninth Circuit Court for rehearing with a suggestion that the matter be heard en banc. On December 16, 2005, the District Court issued an Order releasing the bond, and on January 6, 2006, the Ninth Circuit denied Desert Land’s petition and the matter remains dismissed.

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada, which complaint is substantially similar to the original complaint previously filed by Desert Land in the United States District Court, with the exception of claiming Nevada State Law violations and seeking Nevada State Law remedies rather than claiming Federal Law violations and seeking Federal Law remedies. On March 6, 2006, Desert Land amended the state court complaint to name us as a defendant. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to us for that very purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.

Most recently, on or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. Vestin continues to believe that Desert Land’s claims are without merit and will vigorously oppose the Writ of Certiorari and defend against the state court complaint.

The staff of the Pacific Regional Office of the United States Securities and Exchange Commission (SEC) conducted an investigation into certain matters related to us, Vestin Group, Vestin Capital, Fund II and Fund III. We have fully cooperated during the course of the investigation.

The Staff has notified us, Fund II, Fund III, our Manager, Vestin Capital and Michael V. Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the SEC Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies, which might be sought by the SEC Staff. Based upon these discussions, we currently believe that neither we nor Fund II and Fund III will be named as parties in the enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.

On April 21, 2006, through our Manager, we filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite our efforts to foreclose upon first trust deeds secured by the assets of Rightstar International, Inc. (the “Rightstar Trust Deeds”). In the filing, we allege that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and Vestin Fund II, LLC alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to Vestin. We believe these claims to be without merit and intend to vigorously defend those allegations. The outcome of this litigation is unforeseeable at this time.

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. We believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

NOTE N — REDEMPTION LIMITATION

Pursuant to Fund I’s Operating Agreement, it redeemed units submitted for redemption. In accordance with the terms of the Operating Agreement and the Internal Revenue Code, Fund I’s redemptions were limited to no more than 10% of the members’ capital in any calendar year. As of March 31, 2006, the total of redemptions made from inception was $45.9 million. In January 2006, we redeemed approximately $6.4 million of Members’ capital. As a result of Fund I’s merger into the Registrant on May 1, 2006, we will no longer redeem units since all units have been converted into shares of Vestin Realty Mortgage I, Inc.

To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income.

NOTE O — SUBSEQUENT EVENTS

Following a periodic review by our Manager as required pursuant to the Operating Agreement as a result of write downs in the carrying value of real estate held for sale, effective April 1, 2006, we adjusted the stated unit value of each unit to $9.14 to reflect the estimated net value of each unit at that date.

On April 21, 2006, we filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite our efforts to foreclose upon first trust deeds secured by the assets of Rightstar International, Inc. (the “Rightstar Trust Deeds”). In the filing, we allege that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and Vestin Fund II, LLC alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to Vestin.

On May 1, 2006, the merger between Fund I and Registrant became effective.

On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc for Vernon Downs became effective. As a result of the bankruptcy plan, we and Fund II received the following:

•
New first deeds of trust from buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is $3.2 million. The new terms reflect a $1.2 million principal reduction, reducing our principal balance by $171,000. The transaction resulted in our recording a deferred gain of $171,000. The terms of the loan are 9% due in 6 months, with an option to extend for an additional 6 months for a fee.

•	The loan is secured by a first trust deed on Vernon Downs properties and a 150% personal guarantee by borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion is approximately $71,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $287,000 of which our portion is approximately$41,000.

•	Payment of past due forbearance fees approximately $555,000 of which our portion is approximately $79,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months and nine months ended March 31, 2006. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our report on Form 10-K for the nine month transition period ended June 30, 2005.

Background

Vestin Fund I, LLC (“Fund I”) was organized in December 1999 as a Nevada limited liability company for the purpose of investing in real estate loans. Vestin Realty Mortgage I, Inc. (the “Registrant”) was organized in January 2006 as a Maryland corporation for the purpose of effecting a merger with Fund I. On May 1, 2006, Fund I merged into the Registrant and the members of Fund I received one share of the Registrant’s common stock for each membership unit of Fund I. This report is filed by the Registrant as the successor to Fund I. References in this report to the “Company”, “we”, “us” or “our” refer to Fund I with respect to the period ending on April 30, 2006 and to the Registrant with respect to the period commencing on May 1, 2006. Because we were a limited liabililty company during the periods reflected in this report, we make reference to our members in reporting our financial results.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to as “deeds of trust”). We commenced operations in August 2000. In July 2005, we changed our fiscal year end from September 30th to June 30th, we issued our annual report on Form 10-K for the nine-month transition period ended June 30, 2005.

We intend to operate as a real estate investment trust (“REIT”); we are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a REIT we are required to have a December 31st year end.

Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”) wholly owned by Michael V. Shustek, the CEO and director of the Manager. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.

Pursuant to a Management Agreement, the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent upon the Manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the Manager of Vestin Realty Mortgage II, Inc, as the successor by merger to Vestin Fund II, LLC, referred to as “Fund II”, Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

As a non-conventional lender, we are more willing to invest in real estate loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loans, borrowers are willing to pay us an interest rate that is two to five points above the rates generally charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.

Our principal investment objectives are to:

•	Produce revenues from the interest income on our real estate loans;

•	Provide cash distributions from the revenues generated by our real estate loans;

•	Preserve our shareholders’ equity; and

•	Reinvest, to the extent permissible, payments of principal and sales (net of expenses).

Overview

Our primary business objective is to generate income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards our Manager utilizes are less strict than traditional real estate lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make real estate loans that are riskier than real estate loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

Our operating results are affected primarily by: (i) the amount of capital we have to invest in real estate loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of nonperforming assets, foreclosures and related loan losses which we may experience. Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion under - “Capital and Liquidity.”

Our operating results have been adversely affected by the amount of our non-performing assets. Non-performing assets include the following:

	Balance As of March 31, 2006	% of Total Assets	Balance as of June 30, 2005	% of Total Assets
Real Estate held for sale	$2,497,000	3.84%	$7,757,000	8.78%
Non-performing Loans	12,280,000	18.90%	8,079,000	9.14%
Total	$14,777,000	22.74%	$15,836,000	17.92%

Additionally, our results of operations have been adversely affected by allowances for non-performing loans. As of March 31, 2006, we have provided a general allowance for loan losses of approximately $379,000 and a specific allowance of approximately $4,225,000 on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii, (see “Rightstar Loan Allowance”).

The level of non-performing assets may reflect the risk inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of March 31, 2006 was 18 months and as of June 30, 2005 was 19 months. While there has been some movement in the economy towards higher interest rates, it is not clear if or when any such rate increases will impact our business. The weighted average interest rate on our loans as of March 31, 2006 was 9.84% as compared to 10.58% at June 30, 2005. Our annualized rate of return to members for the nine months ended March 31, 2006 was 1.39% and for the transition period ended June 30, 2005 was 1.9%. The decline in our annualized rate of return to members for the transition period was due primarily to the increase in non-performing loans, the lower interest rate we are able to charge on our loans described above and a change to allowance for loan losses of $3 million for the nine months ended March 31, 2006.

Adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio, which as of March 31, 2006, was 71.17% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, a marked increase in loan defaults accompanied by a rapid decline in real estate values could result in losses on defaulted loans that would have a material adverse effect upon our financial condition and operating results.

We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of March 31, 2006, our loans are in the following states; Arizona, California, Hawaii, Nevada, New York, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. As of March 31, 2006, 23% of the principal amount of our loans was secured by real estate in Nevada, while 15%, 14% and 15% were secured by real estate in California, Arizona, and Hawaii, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. If we enter into another recession, particularly in any of the identified states, our operating results could be adversely affected.

Summarization of Financial Results

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2006	MARCH 31, 2005
Total Revenues	$1,165,000	$2,154,000	$4,823,000	$6,285,000
Total Operating Expenses	$3,455,000	$2,002,000	$4,047,000	$3,903,000

NET INCOME	$(2,290,000)	$152,000	$776,000	$2,382,000

Net Income Allocated to Members	$(2,290,000)	$152,000	$776,000	$2,382,000

Net Income Allocated to Members Per Weighted Average Membership Units	$(0.33)	$0.02	$0.10	$0.29

Weighted Average Membership Units	6,925,788	7,188,588	7,424,274	8,131,854

Annualized Rate of Return to Members	(13.41)%	0.86%	1.39%	3.90%

Cash Distributions	$1,101,000	$1,188,000	$3,413,000	$3,801,000

Cash Distributions Per Weighted Average Membership Units	$0.16	$0.17	$0.46	$0.47

Weighted Average Term of Outstanding Loans	18 months	23 months	18 months	23 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units as of March 31, 2006 and 2005 divided by the number of days during the period (90 days for the three months ended March 31, 2006 and 2005 and 274 days for the nine months ended March 31, 2006 and 2005) and multiplied by three hundred sixty five (365) days, then divided by ten (the cost per unit).

Total Revenues: Revenue for the three months ended March 31, 2006 decreased compared to the same period in 2005, by approximately $989,000 or 45.91% primarily due to the following factors:

•
Our interest income decreased approximately $505,000 as a result of a decrease in investments in real estate loans, an increase in non-performing loans and a decline in the weighted average interest rate on our loans. Investment in real estate loans declined by $4.3 million from $63.7 million at March 31, 2005 to $59.4 million at March 31, 2006. In addition, there was an increase in non-performing loans of $4.3 million from March 31, 2005 to March 31, 2006 and the weighted average interest rate on our loans dropped from 10.39% to 9.84%.

•
For the three months ended March 31, 2005, we recorded $581,000 in other income, primarily from approximately $400,000 in late fees received from borrowers as compared to other income of $58,000 for the three months ended March 31, 2006.

•
For the three months ended March 31, 2005 we recorded proceeds from sale of real estate held for sale of approximately $174,000 to other income and a gain on sale of real estate held for sale of approximately $23,000, we had no such income during the three months ended March 31, 2006

These decreases were partially offset by the following factors:

•	An increase in interest income from marketable securities of approximately $61,000.

Revenues for the nine months ended March 31, 2006 decreased compared to the same period in 2005 by approximately $1,462,000 or 23.26% primarily due to the following factors:

•	Our interest income declined approximately $838,000 as a result of a decrease in investments in real estate loans and an increase in non-performing loans.

•
During the nine months ended March 31, 2005, we recorded a gain on the sale of real estate owned of approximately $1 million relating to the sale of land in Mesquite, Nevada. There was no comparable gain during the nine months ended March 31, 2006.

•
For the nine months ended March 31, 2005, we recorded commission income of approximately $49,000 in addition to late fees received from borrowers of approximately $400,000. There was no comparable income in the nine months ended March 31, 2006.

These decreases were partially offset by the following factors:

•
We recorded a gain on the sale of real estate held for sale related to seller financed loans, which were paid during the nine months ended March 31, 2006 of approximately $495,000 and a $24,000 gain on sale of real estate held for sale on a residential sub-division in Lake Travis, Texas.

•	We recorded a gain on sale of marketable securities during the nine months ended March 31, 2006 of approximately $47,000.

•	We received interest income from marketable securities of approximately $174,000 during the nine months ended March 31, 2006.

•
During the nine months ended March 31, 2006 we received $272,000 as a result of the settlement of a claim against a title insurance company. In addition, we received $32,000 in income relating to a settlement agreement with the guarantors relating to the 126-unit hotel in Mesquite, Nevada property that was sold in March 2005.

Revenues are affected by non-performing assets including loans in non-accrual status of approximately $12.3 million as of March 31, 2006 compared to approximately $8.0 million as of March 31, 2005 and real estate held for sale of approximately $2.5 million as of March 31, 2006 compared to approximately $8.1 million as of March 31, 2005.

As of March 31, 2006 and 2005, we had $8.8 million and $10.6 million, respectively, in real estate held for sale-seller financed. Upon the sale of real estate held for sale where we provided the financing, U.S. GAAP requires the new borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the proceeds received from the borrower are recorded as a deposit liability or applied to the balance in the real estate held for sale-seller finance, depending on the guidelines established by U.S. GAAP. Our revenues will continue to be impacted until we are able to convert these assets into investment in real estate loans or the loans are paid off and we reinvest the proceeds into new loans. As of March 31, 2006 and 2005, we had approximately $0.9 million and $0 million, respectively, in deposit liability.

Total Expenses: For the three months ended March 31, 2006, total expenses were approximately $3,455,000 compared to $2,002,000 for the three months ending March 31, 2005, an increase of $1,453,000 or 72.58%. Expenses were primarily affected by the following factors:

•
We recognized an additional allowance for loan loss of approximately $3,000,000 during the three months ended March 31, 2006, related to the loans secured by 4 cemeteries and 8 mortuaries in Hawaii (see Rightstar Loan Allowance).

•
During the three months ended March 31, 2005, we recorded a charge of approximately $639,000 in connection with the write down of real estate held for sale related to a 126 unit assisted living facility in Phoenix, Arizona. There were no write downs on real estate held for sale during the three months ended March 31, 2006

•
We recognized a loss of approximately $400,000 during the three months ended March 31, 2005 resulting from the sale of a 126 unit Hotel in Mesquite, Nevada. In addition, we wrote off a receivable balance relating to the property of approximately $146,000 to bad debt.

•
Expenses related to real estate held for sale decreased by approximately $370,000 or 82% primarily due to the decrease in the balance of real estate held for sale from $8.1 million at March 31, 2005 to $2.5 million at March 31, 2006, a decrease of $5.6 million or 69%. In addition, during the three months ended March 31, 2005, we recognized property tax expense of approximately $160,000 relating to a 460 acre residential sub-division in Lake Travis, Texas.

For the nine months ended March 31, 2006 and 2005, total expenses were approximately $4,047,000 and $3,903,000, respectively. Expenses were affected by the following factors:

•	During the nine month ended March 31, 2005 we recognized $45,000 in allowance for loan loss reserve compared to $3,000,000 during the nine months ended March 31, 2006.

•
Interest expense related to secured borrowings decreased by approximately $395,000 or 97.27% primarily due to the decrease in secured borrowings from $10.1 million at March 31, 2005 to $1.2 million at March 31, 2006.

•
During the nine months ended March 31, 2005, we recorded a charge of approximately $278,000 in connection with the write down of real estate held for sale related to a custom residential property located in Santa Fe, New Mexico, in addition to the $639,000 write down on real estate held for sale related to a 126 unit assisted living facility in Phoenix, AZ. There were no write downs on real estate held for sale during the nine months ended March 31, 2006

•
During the nine months ended March 31, 2005, we incurred losses on sale of real estate held for sale of approximately $863,000. No losses on sale of real estate were incurred during the nine months ended March 31, 2006.

•	Expenses related to real estate held for sale decreased by approximately $648,000 due to the decrease in the balance of real estate held for sale.

Net Income (Loss). Overall, net income (loss) for the three and nine months ended March 31, 2006 totaled approximately $(2,290,000) and $776,000, respectively, compared to $152,000 and $2,382,000 for the same periods in 2005.

Annualized Rate of Return to Members. For the three months ended March 31, 2006 and 2005, the annualized rate of return to members, as calculated in accordance with GAAP, was (13.41)% and 0.86%, respectively. For the nine months ended March 31, 2006 and 2005, the annualized rate of return to members, as calculated in accordance with GAAP, was 1.39% and 3.90%, respectively.

Distributions to Members. The following is a schedule of distributions made to members for the nine months ended March 31, 2006 and 2005.

	For the Nine Months Ended March 31, 2006	For the Nine Months Ended March 31, 2005
	(Unaudited)	(Unaudited)

Distributions of Net Income Available for Distribution	$3,413,000	$3,358,000
Distributions in Excess of Net Income Available for a Distribution Generated During the Period	--	443,000
Total Distributions	$3,413,000	$3,801,000

Net Income Available for Distributions is a non-GAAP financial measure that is defined in Fund I’s Operating Agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. We have presented net income available for distribution because management believes this financial measure is useful and important to members as net income available for distribution is the minimum amount required to be distributed to members pursuant to our operating agreement. Although we generally do not plan to make distributions in excess of net income available for distribution, we may do so from time to time. Any such distribution will be treated as a return of capital for income tax purposes. In addition, cash flows from operations, which are the significant component of net income available for distribution, affect the capital available for investment in new loans. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using net income available for distribution only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Nine Months Ended March 31, 2006	For the Nine Months Ended March 31, 2005
	(Unaudited)	(Unaudited)

Distribution of Net Income Available for Distribution	$3,413,000	$3,358,000
Additions to Working Capital Reserves (Amount Not Distributed)	363,000	--
Collection of doubtful accounts related to receivable	(15,000)	--
Gain on sale of real estate held for sale	(519,000)	(1,072,000)
Loss on sale of real estate held for sale	--	863,000
Gain on sale of marketable securities	(47,000)	--
Change in Operating Assets and Liabilities:
Interest and other receivables	(221,000)	666,000
Due to Manager	(908,000)	417,000
Due to Vestin Group	(2,000)	(147,000)
Due to Fund II	(1,560,000)	2,062,000
Due to Fund III	(6,000)	--
Accounts payable and accrued liabilities	(133,000)	346,000
Net cash provided by operating activities	$365,000	$6,493,000
Net cash provided by investing	$12,844,000	$5,610,000
Net cash (used) by financing	$(11,419,000)	$(12,135,000)

Stated Unit Value Adjustment. Following a periodic review by our Manager as required pursuant to Fund I’s Operating Agreement as a result of write downs in the carrying value of real estate held for sale, effective April 1, 2006, we adjusted the stated unit value of each unit to $9.14 to reflect the estimated net value of each unit at that date. The periodic review of the estimated net unit value includes an analysis of unrealized gains that our Manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP. To the extent that we are unable to fully recover a loan from sale of the underlying collateral, our Manager is pursuing remedies it deems appropriate for collection of loan losses, including litigation to enforce guarantees of the borrowers. We cannot predict the eventual outcome of any remedies our Manager may pursue for the collection of such losses.

Redemptions. Pursuant to Fund I’s Operating Agreement, it redeemed units submitted for redemption. In accordance with the terms of the Operating Agreement and the Internal Revenue Code, Fund I’s redemptions were limited to no more than 10% of the members’ capital in any calendar year. As of March 31, 2006, the total of redemptions made from inception was $45.9 million. In January 2006, we redeemed approximately $6.4 million of Members’ capital. As a result of Fund I’s merger into the Registrant on May 1, 2006, we will no longer redeem units since all units have been converted into shares of Vestin Realty Mortgage I, Inc.

To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income.

INVESTMENTS IN REAL ESTATE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2006, we had investments in real estate loans secured by real property totaling $59.4 million including 26 loans with an aggregate principal value of approximately $59,411,000 secured by first deeds of trust and one loan secured by a second deed of trust totaling approximately $38,000.

As of March 31, 2006, the weighted average contractual interest rate on our investments in mortgage loans was 9.84%. These mortgage loans have contractual maturities within the next 18 months.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends;

•	Review and evaluation of loans identified as having loss potentials; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2006, our Manager had provided for $0.4 million as a general allowance for loan losses and a specific allowance of $4.2 million. At March 31, 2006, three of our loans were non-performing of approximately $12.3 million as summarized previously. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2006:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured borrowings	$1,160,000	$1,160,000	$--	$--	$--

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Interest income on loans is accrued by the effective interest method. We do not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2006 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1% or 100 basis points	$614,000
Weighted average interest rate assumption increased by 5% or 500 basis points	$3,072,000
Weighted average interest rate assumption decreased by 1% or 100 basis points	$(614,000)
Weighted average interest rate assumption decreased by 5% or 500 basis points	$(3,072,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the financial statements.

Investments in Real Estate Loans

The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company's Operating Agreement provided the price does not exceed the original cost. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company's capital. For example, the Company's Operating Agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

Investments in real estate loans are secured by trust deeds. Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and, therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2006 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$594,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$2,972,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(594,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(2,972,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal the material facts pertaining to a borrower and the security.

Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include:

•	Declines in real estate market conditions that can cause a decrease in expected market value.

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes.

•
Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances.

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property.

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company's intent to invest in or own real estate as a long-term investment. In accordance with FAS 144 - Accounting for the Impairment or Disposal of Long Lived Assets, the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Management classifies real estate held for sale when the following criteria are met:

•	Management commits to a plan to sell the properties;

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary;

•	An active program to locate a buyer and other actions required to complete a sale have been initiated;

•	The sale of the property is probable;

•	The property is being actively marketed for sale at a reasonable price; and

•	Withdrawal or significant modification of the sale is not likely.

Real Estate Held For Sale - Seller Financed

The Company occasionally finances sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, FAS 66 requires the buyer of the real estate to make minimum and initial continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.

Because the Company occasionally forecloses on loans with raw land or developments in progress, available financing for such properties is often limited and the Company frequently provides financing up to 100% of the selling price on these properties. In addition, the Company may make additional loans to the buyer to continue development of a property. Although sale agreements are consummated at closing, they lack adequate initial investment by the buyer to qualify as a sales transaction as defined in FAS 66. These sale agreements are not recorded as a sale until the requirements of FAS 66 are met.

These sales agreements are recorded under the deposit method or cost recovery method as defined in FAS 66. Under the deposit method, no profit is recognized and any cash received from the buyer is reported as a deposit liability on the balance sheet. Under the cost recovery method, no profit is recognized until payments by the buyer exceed the carrying basis of the property sold. Principal payments received will reduce the related receivable, and interest collections will be recorded as unrecognized gross profit on the balance sheet. The carrying values of these properties are included in real estate held for sale on the accompanying balance sheet.

Classification of Operating Results from Real Estate Held for Sale

FAS 144 generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. The Company's operations involve foreclosing on real estate when necessary and the Company considers these operating results to be part of the Company's continuing operations. Accordingly, expenses related to real estate held for sale have been included on the accompanying statements of income, net of related rental income when applicable.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that it might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. The Company does not receive any revenues for entering into secured borrowings arrangements.

RELATED PARTY TRANSACTIONS

From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties provided the price does not exceed the original cost. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our loan portfolio by spreading our investments among a broader pool of loans. Such interests are generally bought and sold at par value. We do not seek to profit from a sale to a related party nor do we purchase loan interests at a mark-up from related parties.

Transactions with the Manager

Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions, paid quarterly in arrears. For the nine months ended March 31, 2006 and 2005, we recorded management fees to our Manager of approximately $207,000 and $196,000, respectively.

Additionally, for the nine months ended March 31, 2006, we recorded pro rata distributions owed to our Manager of approximately $45,000 and $46,000 for the same period in the prior year based upon the total of 100,000 units owned by our Manager.

As of March 31, 2006, and June 30, 2005, we owed the Manager $14,000 and $922,000, respectively, related to unpaid management fees, our Manager’s pro-rata share of distributions, and expenses paid on our behalf related to the maintenance of real estate held for sale.

Transactions with the Funds

As of March 31, 2006 and June 30, 2005, we owed Fund II $0 and $1,560,000, respectively. The balance was primarily related to payments made on our behalf for maintenance expenses incurred on real estate owned properties.

As of March 31, 2006 and June 30, 2005, we owed Fund III $0 and $6,000, respectively primarily related to payments they made on our behalf for legal expenses incurred.

During the nine months ended March 31, 2006, we sold $8.8 million in real estate loans to Fund II. In addition, we bought $0.5 million in real estate loans from Fund II.

Transactions with Other Related Parties

For the nine months ended March 31, 2006 and 2005, we incurred $31,000 and $33,000 respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest.

For the nine months ended March 31, 2006 and 2005, we incurred $106,000 and $59,000, respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes. Subject to a 3% reserve, we generally use all of our available funds to invest in real estate loans or satisfy redemption requests. Distributable cash flow generated from such loans is paid out to our members unless they have elected to reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage an annual management fee of up to 0.25% of our aggregate capital contributions.

During the nine months ended March 31, 2006, cash flows provided by operating activities approximated $0.4 million. Investing activities consisted of cash provided by loan payoffs of approximately $24.4 million, cash proceeds from sale of investments in real estate loans $9.3 million. Cash used for new investments and purchases of real estate loans of approximately $28.0 million, and proceeds from the sale of real estate held for sale of approximately $4.2 million. Financing activities consisted of members’ redemptions in the amount of $8.3 million, distributions of $3.1 million (net of reinvestments).

At March 31, 2006, we had $4.6 million in cash, $0.3 million in certificates of deposit, and $65.0 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.

As of March 31, 2006, members holding less than 15% of our outstanding units have elected to reinvest their distributions. We have no current plans to sell any new shares. The level of dividend reinvestment in the future will depend upon our performance, as well as, the number of our members who prefer to reinvest rather than receive current dividends.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status and real estate held for sale totaling $12.3 million and $2.5 million, respectively, as of March 31, 2006 compared to $8.1 million and $7.8 million, respectively, as of June 30, 2005. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that non-performing assets exist as a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

Historically, redemptions by our members reduced the capital we had available for investment. As of March 31, 2006, the total of redemptions made from inception was $45.9 million. In January 2006, we redeemed approximately $6.4 million of Members’ capital. Due to Fund I’s subsequent merger into Vestin Realty Mortgage I, Inc. as of May 1, 2006, we will no longer redeem units since all units have been converted into shares of Vestin Realty Mortgage I, Inc.

To maintain our status as a REIT, we will be required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income.

Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140.

As of March 31, 2006, funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above totaled $1.2 million compared to $11.4 million at June 30, 2005.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed under Risk Factors in Part II, Item 1A, could affect our financial performance and could cause our actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, we wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

Most of our assets consist of real estate loans, including those that are financed under Inter-creditor Agreements. At March 31, 2006, our aggregate net investment in real estate loans was $46.2 million with a weighted average interest rate of 9.84%. Loans financed under Inter-creditor Agreements totaled $1.2 million at March 31, 2006 and are classified as assets under secured borrowings. Such financing is at a weighted average interest rate of 11%. These real estate loans mature within the next three months. Most of the real estate loans have a term of 12 months.

The weighted average term of outstanding loans at March 31, 2006 was 18 months. All of the outstanding real estate loans at March 31, 2006 are fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties.

Market fluctuations in interest rates generally do not affect the carrying value of our investment in real estate loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity, which would reduce the demand for commercial real estate loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.

The following table contains information about the investment in mortgage loans held in our portfolio as of March 31, 2006. The presentation aggregates the investment in mortgage loans by their maturity dates for maturities occurring in each of the years 2006 through 2009 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of March 31, 2006:

	Interest Earning Assets Aggregated by Maturity At March 31, 2006
Interest Earning Assets	2006	2007	2008	2009	Thereafter	Total

Investments In Real Estate Loans	$45,666,000	$13,783,000	$--	$--	$--	$59,449,000

Weighted Average Interest Rates	10.55%	7.50%	--%	--%	--%	9.84%

As of March 31, 2006, we had cash and investments in certificates of deposit and other short-term deposit accounts totaling $5 million. We anticipate that approximately 3% of our assets will be held in such accounts as cash reserves. Additional deposits in such accounts will be made as funds are received from the repayment of loans pending the reinvestment of such funds in new real estate loans or held for member redemptions. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of March 31, 2006 as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of our Company are being made only in accordance with authorizations of Management and Directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006. As a result of the assessment, we identified the following material weaknesses:

•
The first material weakness identified insufficient resources of technical accounting and reporting expertise. This weakness relates to the oversight and review of financial transactions, which affects our ability to prepare and properly review financial statements and accompanying footnote disclosures in accordance with United States generally accepted accounting principles and the rules and regulations of the SEC.

•
As a result of the foregoing material weakness, there has been ineffective oversight of documentation of authorizations to ensure that procedures are properly executed. Specifically, we did not have backup documentation for some authorized payments made by our Company.

The foregoing material weaknesses resulted in revisions to the draft financial statement disclosures, but we believe our final financial statements and related disclosures were accurate in all material respects. In addition, our Manager and independent auditors together have determined that the identified material weaknesses did not result in inadequate or deficient financial reporting for prior periods and will not result in a restatement of any of our prior financial statements.

Remediation Plan

In addition to controls and procedures consistent with prior practices, our Manager is in the process of developing and implementing remediation plans. In order to remediate the aforementioned material weaknesses, our Manager has:

•	Hired a Corporate Controller with the requisite experience to assist and work directly with our Manager’s Chief Financial Officer;

•	Hired an Accounting Manager with the requisite experience to assist and work directly with our Manager’s Corporate Controller;

•	Hired a Financial Reporting Analyst to assist with the financial reporting process and work directly with our Manager’s Corporate Controller;

•	Implemented a mandatory weekly management meeting for all key personnel. This allows for financial reporting personnel to be consistently updated on significant matters affecting the Company; and

•	Implemented a Financial Reporting Review Committee, which reviews all periodic financial reporting documents prior to filing.

We believe that, for the reasons described above, we are continuing to improve our disclosure controls and procedures and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

Except for our remediation changes to address the material weaknesses discussed above, no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Matters Involving Our Manager

Our Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. The Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Manager’s net income in any particular period.

Legal Matters Involving the Company

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit, which heard the case on October 18, 2005. On November 15, 2005, the Ninth Circuit vacated the judgment of the District Court and dismissed the state law claims against the defendants without prejudice on the basis that the District Court lacked subject matter jurisdiction in the case. On November 29, 2005, Desert Land petitioned the Ninth Circuit Court for rehearing with a suggestion that the matter be heard en banc. On December 16, 2005, the District Court issued an Order releasing the bond, and on January 6, 2006, the Ninth Circuit denied Desert Land’s petition and the matter remains dismissed.

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada, which complaint is substantially similar to the original complaint previously filed by Desert Land in the United States District Court, with the exception of claiming Nevada State Law violations and seeking Nevada State Law remedies rather than claiming Federal Law violations and seeking Federal Law remedies. On March 6, 2006, Desert Land amended the state court complaint to name us as a defendant. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to us for that very purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.

Most recently, on or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. Vestin continues to believe that Desert Land’s claims are without merit and will vigorously oppose the Writ of Certiorari and defend against the state court complaint.

The staff of the Pacific Regional Office of the United States Securities and Exchange Commission (SEC) conducted an investigation into certain matters related to us, Vestin Group, Vestin Capital, Fund II and Fund III. We have fully cooperated during the course of the investigation.

The Staff has notified us, Fund II, Fund III, our Manager, Vestin Capital and Michael V. Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the SEC Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies, which might be sought by the SEC Staff. Based upon these discussions, we currently believe that neither we nor Fund II and Fund III will be named as parties in the enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.

On April 21, 2006, through our Manager, we filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite our efforts to foreclose upon first trust deeds secured by the assets of Rightstar International, Inc. (the “Rightstar Trust Deeds”). In the filing, we allege that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and Vestin Fund II, LLC alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to Vestin. We believes these claims to be without merit and intend to vigorously defend those allegations. The outcome of this litigation is unforeseeable at this time.

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. We believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

ITEM 1A.  RISK FACTORS

In considering our future performance and any forward looking statements made in this report, the material risks described below should consider carefully. These factors should be considered in conjunction with the other information included elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

We will rely on our manager to manage our day-to-day operations and select our loans for investment.

Our ability to achieve our investment objectives and to make distributions depends upon our manager’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers. Shareholders have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans. We pay our manager an annual management fee of up to 0.25% based on total capital contributions made to us. This fee is payable regardless of the performance of our loan portfolio. Our manager has no fiduciary obligations to our stockholders, is not required to devote its employees full time to our business and may devote time to business interests competitive to our business.

Our manager’s lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

We invest in real estate loans throughout the areas in which our manager and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada, New York and Texas. Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States. However, our manager has limited experience outside of the Southwest. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions. Shareholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on key personnel of our manager, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including Michael V. Shustek (Chief Executive Officer and President), John W. Alderfer (Chief Financial Officer) and Daniel B. Stubbs (Senior Vice President, Underwriting), some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our company. If any of these key employees were to cease employment, our operating results could suffer. None of these individuals is subject to an employment, non-competition or confidentiality agreement with us or our manager, and we do not maintain “key man” life insurance policies on any of them. Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel. If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

Any borrowing by us will increase risk and may reduce the amount we have available to distribute to stockholders.

We may borrow funds to expand our capacity to invest in real estate loans. We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time. Any such borrowings will require us to carefully manage our cost of funds. No assurance can be given that we will be successful in this effort. Should we be unable to repay the indebtedness and make the interest payments on the loans, the lender will likely declare us in default and require that we repay all amounts owing under the loan facility. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions.

We may borrow funds from several sources, and the terms of any indebtedness we incur may vary. However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us. As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss which will result in a decrease of the amount available for distribution. In addition, we may enter into securitization arrangements in order to raise additional funds. Such arrangements could increase our leverage and adversely affect our cash flow and our ability to make distributions.

We may need cash to meet our minimum REIT distribution requirements and limit U.S. federal income taxation. Because we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) to qualify as a REIT and because we intend to distribute substantially all of our REIT taxable income and net capital gain, our ability to expand our loan portfolio will depend in large part on external sources of capital. In addition, if our minimum distribution requirements to maintain our REIT status and minimize U.S. federal income taxation become large relative to our cash flow as a result of our taxable income exceeding our cash flow from operations, then we may be required to borrow funds or raise capital by selling assets to meet those distribution requirements. Any equity financing may result in substantial dilution to our stockholders, and any debt financing may include restrictive covenants. We may not be able to raise capital on reasonable terms, if at all.

Defaults on our real estate loans will decrease our revenues and distributions.

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers. Our performance will be directly impacted by any defaults on the loans in our portfolio. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry. Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan-to-value ratios. However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans. Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and distributions and the value of common stock. Our weighted average loan-to-value ratio as of March 31, 2006 was 71%. Our weighted average loan-to-value ratio for the nine month transition period ended June 30, 2005 and for the fiscal years ended September 30, 2004, 2003 and 2002 was 64.6%, 68%, 60.6% and 54%, respectively. Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of March 31, 2006, we had in our portfolio approximately $12.3 million in delinquent loans, which includes loans in non-accrual status, and $2.5 million of real estate held for sale for a total of $14.8 million in non-performing assets, which represented approximately 22.7% of our total capital. As of March 31, 2006, we also had $8.8 million of seller financed real estate held for sale and had received approximately $0.9 million in payments from borrowers on the loans associated with these properties. We had as of March 31, 2006 and 2005, delinquent loans of $12.3 million, $8.0 million, respectively, which represented approximately 19.0%, 9.0, respectively, of our total capital. We do not believe that a rising interest rate environment will increase or accelerate our delinquency rate because all of our loans are short term, with fixed interest rates.

Our underwriting standards and procedures are more lenient than conventional lenders, which may result in a higher level of non-performing assets and less amounts available for distribution.

Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of conventional real estate lenders, which may lead to greater non-performing assets in our loan portfolio and create additional risks of return. We approve real estate loans more quickly than other lenders. We rely heavily on third-party reports and information such as appraisals and environmental reports. Because of our accelerated due diligence process, we may accept documentation that was not specifically prepared for us or commissioned by us. This creates a greater risk of the information contained therein being out of date or incorrect. Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers. Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security. There may be a greater risk of default by our borrowers, which may impair our ability to make timely distributions and which may reduce the amount we have available to distribute.

We depend upon our real estate security to secure our real estate loans, and we may suffer a loss if the value of the underlying property declines.

We depend upon our real estate security to protect us on the loans that we make. We depend upon the skill of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events. Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower. Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals. In addition, most of the appraisals are prepared on an as-if developed basis, which approximates the post-construction value of the collateralized property assuming such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives and successful development by the purchaser, upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of March 31, 2006, all but one of our loans required balloon payments at the end of their terms. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period like 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

Our loans are not guaranteed by any governmental agency.

Our loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency. Consequently, our recourse if there is a default may only be to foreclose upon the real property securing a loan. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting in a decrease of the amount available to distribute.

Our real estate loans will not be marketable, and we expect no secondary market to develop.

We do not expect our real estate loans to be marketable, and we do not expect a secondary market to develop for them. As a result, we will generally bear all the risk of our investment until the loans mature. This will limit our ability to hedge our risk in changing real estate markets and may result in reduced returns to our investors.

We may have difficulty protecting our rights as a secured lender.

We believe that our loan documents will enable us to enforce our commercial arrangements with borrowers. However, the rights of borrowers and other secured lenders may limit our practical realization of those benefits. For example:

•
Judicial foreclosure is subject to the delays of protracted litigation. Although we expect non-judicial foreclosure to be quicker, our collateral may deteriorate and decrease in value during any delay in foreclosing on it;

•	The borrower’s right of redemption during foreclosure proceedings can deter the sale of our collateral and can for practical purposes require us to manage the property;

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights;

•	The rights of senior or junior secured parties in the same property can create procedural hurdles for us when we foreclose on collateral;

•	We may not be able to pursue deficiency judgments after we foreclose on collateral; and

•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

By becoming the owner of property, we may incur additional obligations, which may reduce the amount of funds available for distribution.

We intend to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale. Acquiring a property at a foreclosure sale may involve significant costs. If we foreclose on the security property, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property. We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings. In addition, significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made on any property we own regardless of whether the property is producing any income.

Under applicable environmental laws, any owner of real property may be fully liable for the costs involved in cleaning up any contamination by materials hazardous to the environment. Even though we might be entitled to indemnification from the person that caused the contamination, there is no assurance that the responsible person would be able to indemnify us to the full extent of our liability. Furthermore, we would still have court and administrative expenses for which we may not be entitled to indemnification.

We have identified material weaknesses in internal control over our financial reporting, primarily related to the lack of technical accounting and reporting expertise. Our inability to provide such expertise may result in inadequate or deficient financial reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting of our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on our financial statements.

We conducted an evaluation of the design and effectiveness of internal control over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that our internal control over financial reporting was not effective as of March 31, 2006. We identified internal control deficiencies that represented material weaknesses in internal control over the financial statement close process. The control deficiencies related to our manager’s limited resources and internal level of technical accounting and reporting expertise. These deficiencies have resulted in ineffective oversight of documentation of authorizations to ensure that procedures are properly executed. Specifically, we did not have backup documentation for some authorized payments made by our company. These material weaknesses affect our ability to prepare and properly review interim and annual financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the SEC. A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis. The foregoing material weaknesses resulted in revisions to our draft financial statements, but we believe our final financial statements and related disclosures were accurate in all material respects. Our manager and independent auditors together have determined that the identified material weaknesses in internal controls did not result in inadequate or deficient financial reporting for prior periods and will not result in a restatement of any of our prior financial statements. As we have not completed the testing and evaluation of our internal control over financial reporting, it is possible that additional deficiencies could be determined to be individually or in aggregate a material weakness.

In order to address and correct the deficiencies identified above, our corrective actions include: (i) pursue and hire the appropriate amount of highly qualified personnel to perform the internal function of the preparation and review of our interim and annual reports; (ii) increase training and strengthen the expertise in accounting, internal controls over financial reporting for employees in critical accounting and financial reporting positions; (iii) where appropriate, replacing and/or adding experienced personnel to the accounting and financial reporting functions to review and monitor transactions, accounting processes and control activities more effectively; and (iv) implemented a financial reporting review committee, which meets prior to filing any periodic financial reporting document. Any additional employees will be hired by, and be employees of, our manager. While our manager is recruiting experienced, skilled finance professionals, we cannot anticipate when our staffing initiative will be completed and therefore cannot anticipate when the material weaknesses relating to our financial close process will be remediated. Our manager’s inability to hire skilled finance professionals may result in inadequate or deficient financial reporting.

A prolonged economic slowdown, lengthy or severe recession or significant increase in interest rates could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values. As a non-conventional lender willing to invest riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the mortgage lending industry during periods of economic slowdown or recession. In addition, declining real estate values negatively affect loan-to-value ratios of home equity collateral, which reduces the ability for borrowers to use home equity to support borrowings and is likely to result in a decrease in our level of new loan originations. Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact the refinance market by reducing demand for real estate lending. For the nine months ended March 31, 2006, loan originations accounted for all but one loan funded during that period as there was one loan refinance during the period. For the nine month transition period ended June 30, 2005, loan originations and loan refinances accounted for approximately 96% and 4%, respectively, of all loans funded during that period. For the fiscal year ended September 30, 2004, loan originations and loan refinances accounted for approximately 87% and 13%, respectively, of all loans funded during that period. Any sustained period of increased delinquencies, foreclosures or losses or a significant increase in interest rates could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

Our results are subject to fluctuations in interest rates and other economic conditions.

As of March 31, 2006, none of our loans had a prepayment penalty and only one loan had an exit fee. Based on our manager’s historical experience, we expect that at least 90% of our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of funds we have available to distribute.

Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets. If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. Alternatively, if the economy enters a recession, real estate development may slow. A slowdown in real estate lending may mean we will have fewer loans to acquire, thus reducing our revenues and the distributions.

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate loans after market interest rates have increased. This creates two risks for us:

•
There is no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by our loan documents. If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk. Additionally, any fees paid to extend the loan are paid to our manager, not to us . Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss. This is a risk if the loans we invest in do not have prepayment penalties or exit fees.

Our results will also reflect other economic conditions, such as a particular industry migrating to or from one of the states into which we make loans.

We face competition for real estate loans that may reduce available yields and fees available.

Our competitors consist primarily of conventional real estate lenders and real estate loan investors, including commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we and our manager compete have substantially greater financial, technical and other resources than either our company or our manager. If our competition decreases interest rates on their loans or makes funds more easily accessible, yields on our loans could decrease and the costs associated with making loans could increase, both of which would reduce our revenues and the distributions.

Vestin Mortgage serves as our manager pursuant to a long-term management agreement that may be difficult to terminate and may not reflect arm’s length negotiations.

We have entered into a long-term management agreement with Vestin Mortgage to act as our manager. The management agreement will continue in force for the duration of our existence. The management agreement may only be terminated upon the affirmative vote of a majority in interest of stockholders entitled to vote on the matter or by our board of directors for cause upon 90 days’ written notice of termination. Consequently, it may be difficult to terminate our management agreement and replace our manager in the event that our performance does not meet expectations or for other reasons unless the conditions for termination of the management agreement are satisfied. The management agreement was negotiated by related parties and may not reflect terms as favorable as those subject to arm’s length bargaining.

Our manager will face conflicts of interest concerning the allocation of its personnel’s time.

Our manager is also the manager of Fund II, Fund III and inVestin Nevada, funds with investment objectives similar to ours. Our manager and Mr. Shustek, who indirectly owns 100% of our manager, anticipate that they will also sponsor other real estate programs having investment objectives similar to ours. As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities. During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would. Our management agreement with our manager does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company. Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

Our manager will face conflicts of interest arising from our fee structure.

Our manager will receive substantial fees from borrowers for transactions involving real estate loans. Many of these fees are paid on an up-front basis. In some cases, our manager is entitled to additional fees for loan extensions or modifications and loan assumptions and reconveyances. These and other fees are quantified and described in greater detail under “Management Agreement — Compensation.” Our manager’s compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans. Our interests may diverge from those of our manager and Mr. Shustek to the extent that our manager benefits from up-front fees which are not shared with us.

Our manager will be receiving fees from borrowers that would otherwise increase our returns. Because our manager receives all of these fees, our interests will diverge from those of our manager and Mr. Shustek when our manager decides whether we should charge the borrower higher interest rates or our manager should receive higher fees from borrowers.

Fund I paid Vestin Mortgage a total of approximately $207,000 for the nine months ended March 31, 2006 and approximately $201,000 and $255,000 for the nine month transition period ended June 30, 2005 and the year ended September 30, 2004, respectively, for managing Fund I. In addition, Vestin Mortgage was paid a total of approximately $3.0 million, $14.3 million and $19.5million in fees directly from borrowers for the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, respectively. The total amount paid to Vestin Mortgage represents fees earned by Vestin Mortgage for loans originated for all of its managed funds, including Fund I, Fund II, Fund III and inVestin Nevada. Fund I represented approximately 14.9% of the funds managed by Vestin Mortgage as of March 31, 2006.

Our manager will face conflicts of interest relating to other investments in real estate loans.

We expect to invest in real estate loans when one or more other companies managed by our manager are also investing in real estate loans. There is a risk that our manager may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another program or entity managed by our manager. Our manager also serves as the manager for Fund II, Fund III and inVestin Nevada, which has the same investment objectives as our company. There are no restrictions or guidelines on how our manager will determine which loans are appropriate for us and which are appropriate for Fund II, Fund III, inVestin Nevada or another company which our manager manages. Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

UNITED STATES FEDERAL INCOME TAX RISKS RELATING TO OUR REIT QUALIFICATION

Our failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce amounts available for distribution our to stockholders.

We have elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our organization and method of operation will enable us to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, and we would not be allowed to deduct distributions made to our stockholders in computing our taxable income. We may also be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. The additional tax liability would reduce our net earnings available for investment or distribution to stockholders. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain U.S. federal, state and local taxes on our income and property.

Distributions from a REIT are currently taxed at a higher rate than corporate distributions.

Under the Tax Relief and Reconciliation Act of 2003, the maximum U.S. federal income tax rate on both distributions from certain domestic and foreign corporations and net capital gain for individuals was reduced to 15% until 2008. However, this reduced rate of tax on distributions generally will not apply to Vestin Realty Mortgage’s distributions (except those distributions identified by the company as “capital gain dividends” which are taxable as long-term capital gain) and therefore such distributions generally will be taxed as ordinary income. Ordinary income generally is subject to U.S. federal income tax rate of 35% for individuals. The higher tax rate on distributions of Vestin Realty Mortgage I may cause the market to devalue Vestin Realty Mortgage I common stock relative to stock of those corporations whose distributions qualify for the lower rate of taxation. Please note that, as a general matter, distributions from a REIT will be taxed at the same rate as shareholders’ share of Fund I’s taxable income attributable to its realized net interest income.

A portion of our business is potentially subject to prohibited transactions tax.

As a REIT, we are subject to a 100% tax on our net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales by us of property in the course of our business will generally constitute prohibited transactions.

We intend to avoid the 100% prohibited transactions tax on property foreclosed upon by Fund I prior to the REIT conversion by holding and selling such properties through one or more wholly-owned taxable REIT subsidiaries. However, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries and a taxable REIT subsidiary generally cannot operate a lodging or health care facility.

As of March 31, 2006, we held one property with a total carrying value of approximately $2.5 million, which was acquired through foreclosure and recorded as investments in real estate held for sale. As of March 31, 2006, we also held interests in two properties with a total carrying value of approximately $8.8 million, which were sold in transactions in which we or an affiliate provided the financing and which were recorded as seller financed real estate held for sale. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership. The real estate held for sale and the seller financed real estate held for sale collectively constituted approximately 17.4% of our assets as of March 31, 2006. In addition, both of the seller financed real estate held for sale properties are assisted living facilities, which cannot be operated by a taxable REIT subsidiary.

Taxable REIT subsidiaries are subject to corporate-level tax, which may devalue Vestin Realty Mortgage I’s common stock relative to other companies.

Taxable REIT subsidiaries are corporations subject to corporate-level tax. Vestin Realty Mortgage I’s use of taxable REIT subsidiaries may cause the market to value its common stock lower than the stock of other publicly traded REITs which may not use taxable REIT subsidiaries and lower than the equity of mortgage pools taxable as non-publicly traded partnerships such as Fund I’s intended qualification prior to the REIT conversion, which generally are not subject to any U.S. federal income taxation on their income and gain.

Our use of taxable REIT subsidiaries may have adverse U.S. federal income tax consequences.

We must comply with various tests to continue to qualify as a REIT for U.S. federal income tax purposes, and our income from and investments in taxable REIT subsidiaries generally do not constitute permissible income and investments for purposes of the REIT qualification tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot be assured that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature.

We may endanger our REIT status if the distributions we receive from our taxable REIT subsidiaries exceed applicable REIT gross income tests.

The annual gross income tests that must be satisfied to ensure REIT qualification may limit the amount of distributions that we can receive from our taxable REIT subsidiaries and still maintain our REIT status. Generally, not more than 25% of our gross income can be derived from non-real estate related sources, such as distributions from a taxable REIT subsidiary. If, for any taxable year, the distributions we received from our taxable REIT subsidiaries, when added to our other items of non-real estate related income, represent more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.

We may lose our REIT status if we issue shares under our stockholders’ rights plan.

Under Section 562(c) of the Code, a REIT generally cannot make a distribution unless the distribution is pro rata, with no preference to any share of stock as compared to other shares of the same class of stock. A REIT that is not in compliance with this requirement may lose its REIT status. Under our stockholders’ rights plan, upon certain events, some holders of our common stock and not others will have the right to acquire shares of Series A preferred stock. When effective, this right could be treated as a deemed distribution to those holders of our common stock entitled to the right with no distribution to other such holders. Thus, this right, when effective, could be treated as a distribution which is not consistent with the requirements of Section 562(c) of the Code, which could result in the loss of our REIT qualification.

RISK OF OWNERSHIP OF OUR COMMON STOCK

The market price and trading volume of our common stock may be volatile following commencement of trading.

The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Given the fact that Fund I currently has fully-subscribed redemption obligations through 2018, there may be significant initial downward pressure on the market price of our common stock after trading commences as stockholders liquidate their investment in our company. As of March 31, 2006, approximately 573 unitholders, representing approximately 52.0% of all unitholders, had requested redemption and requests to redeem units totaling approximately $49 million, representing approximately 78.3% of Fund I’s total capital, were outstanding. Our company will be dissolved on December 31, 2019 unless the holders of a majority of our common stock determine otherwise. As we move closer to the dissolution date, we expect to stop making new loans and we expect that our stock price will approach our book value per share.

We cannot be assured that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors, many of which are beyond our control, that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	increases in loans defaulting or becoming non-performing or being written off;

•	actual or anticipated variations in our quarterly operating results or distributions;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	changes in tax laws affecting REITs;

•	adverse market reaction to any increased indebtedness we incur in the future; and

•	general market and economic conditions.

Market interest rates could have an adverse effect on our stock price.

One of the factors that will influence the price of our common stock will be the distribution yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher distribution yield, which would adversely affect the market price of our common stock.

We are the subject of a pending SEC investigation which may depress the price of our stock.

The Staff of the SEC conducted an investigation of Fund I as well as Fund II, Fund III, Vestin Mortgage, Vestin Capital and Vestin Group. The Staff has notified us, Fund II, Fund III, our manager, Vestin Capital and Michael Shustek, the principal executive officer of our manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to shareholders of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies that might be sought by the Staff. Based upon these discussions, we currently believe that neither we nor Fund II nor Fund III will be named as parties in any enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.

We believe that this investigation has harmed our business by causing certain potential borrowers, co-lenders and others to decline to do business with us. As a result, our operating results have suffered and may continue to suffer in the future. Moreover, the terms of any settlement or any allegations of misconduct which might be filed if a settlement cannot be reached could further impair our ability to conduct our business. Any remedies that the SEC may seek could prove disruptive to our business. Concerns regarding these uncertainties may depress our stock price while this matter is pending. The nature of any charges made by the SEC or remedies sought by the SEC may cause further harm to the market’s perception of our future performance and could cause our stock price to decline.

Our charter documents and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter and bylaws and Maryland corporate law contain a number of provisions (as further described under “Material Provisions of Maryland Law and of our Charter and Bylaws” and “Comparison of Rights of Unitholders of Fund I and Stockholders of Vestin Realty Trust”) that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

•
Ownership Limit. Our articles of incorporation, subject to certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than a specified percentage of the number or value, whichever is more restrictive, of the outstanding shares of our stock. In particular, no person may acquire more than 15% of our stock without exception. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of the our stockholders (and even if such change in control would not reasonably jeopardize our REIT status).

•
Staggered Board. Our board of directors is divided into three classes, with each class serving staggered three-year terms. This classification of our board of directors may have the effect of delaying or preventing changes in our control or management.

•
Removal of Directors. Directors may be removed only for cause and only by the affirmative vote of stockholders holding at least a majority of the shares then outstanding and entitled to be cast for the election of directors.

•
Stockholders’ Rights Plan. We have a stockholders’ rights plan, that enables our board of directors to deter coercive or unfair takeover tactics and to prevent a person or a group from gaining control of us without offering a fair price to all stockholders. Unless our board of directors approves the person’s or group’s purchase, after that person gains control of us, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value. Purchases by other stockholders would substantially reduce the value and influence of the shares of our common stock owned by the acquiring person or group. Our board of directors, however, can prevent the stockholders’ rights plan from operating in this manner. This gives our board of directors significant discretion to approve or disapprove a person’s or group’s efforts to acquire a large interest in us.

•
Duties of directors with respect to unsolicited takeovers. Under Maryland law, a director is required to perform his or her duties (a) in good faith, (b) in a manner he or she believes to be in the best interests of the corporation and (c) with the care that an ordinarily prudent person in a like position would use under similar circumstances. Maryland law provides protection for Maryland corporations against unsolicited takeovers by, among other things, retaining the same standard of care in the performance of the duties of directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under Maryland Business Combination Act or Maryland Control Share Acquisition Act or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•
Maryland General Corporation Law. Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by amendment to our bylaws opt in to the control share provisions of the MGCL in the future.

•
Advance notice of director nominations and stockholder proposals. Our bylaws impose certain advance notice requirements that must be met for nominations of persons for election to the board of directors and the proposal of business to be considered by stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our articles of incorporation authorize us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, shareholders’ ability to recover damages from such director or officer will be limited.

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There was no established public trading market for the trading of Fund I Units. The Registrant’s shares have been approved for listing on the Nasdaq National Market under the symbol VRTA. Trading on Nasdaq is expected to commence on or about June 1, 2006.

Holders

As of March 31, 2006, 1,101 accounts held 6,864,477 Units of interest in the Company.

Distribution Policy

Fund I generally distributed to Unit holders on a monthly basis most of its Net Income Available for Distribution (as defined in its Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Fund I’s Operating Agreement also permitted distributions of capital. Fund I made distributions of approximately $3,413,000 (prior to reinvested distributions) during the nine months ended March 31, 2006, all of which were paid from Net Income Available for Distribution.

In order to maintain its qualification as a REIT under the Code, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the distributions made deduction and by excluding net capital gain). We currently intend, to the extent practicable, to distribute substantially all of our REIT taxable income and net capital gain each year, consistent with Fund I’s practice of distributing all of its net income available for distribution. We may distribute an amount in excess of our REIT taxable income, which amount will be treated as a return of capital to the shareholder. We anticipate that distributions will be paid during January, April, July and October of each year for the preceding quarter. We anticipate that distributions generally will be paid from cash available for distribution (generally equal to cash from operations (other than repayments of mortgage loan principal) less an amount set aside for creation or restoration of reserves during the quarter). However, the actual amount and timing of the dividends will be as determined and declared by our board of directors of and will depend on our financial condition, earnings and other factors.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
January 2006	849,234	$9.75	None	None
February 2006	--	--	None	None
March 2006	--	--	None	None

(1)
In January 2006, we redeemed approximately $6.4 million of Shareholders’ capital. Due to our subsequent merger into Vestin Realty Mortgage I, Inc. on May 1, 2006, we will no longer redeem units since all units have been converted into shares of Vestin Realty Mortgage I, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(2)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant.
3.1(2)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
3.3(2)	Form of Articles Supplementary of the Registrant.
4.1(2)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(3)	Specimen Common Stock Certificate
4.3(2)	Form of Rights Certificate
10.1(2)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant.
10.2(2)	Form of Rights Agreement between the Registrant and the rights agent
10.3(1)	Assignment Agreement, dated January 23, 2004, by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund
10.4(1)	Intercreditor Agreement, dated January 17, 2003, by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Western United Life Assurance Company
10.5(1)	Intercreditor Agreement, dated April 22, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund
10.6(1)	Intercreditor Agreement, dated June 24, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund
10.7(1)	Participation Agreement, dated May 13, 2004, by and among the Registrant, Vestin Fund I, LLC, Vestin Fund II, LLC and Royal Bank of America
21.1(3)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Form S-4 Registration Statement filed on May 27, 2005 (File No. 333-125347).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347).
(3)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347).

EXHIBIT INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc. (successor to Vestin Fund I, LLC)
By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Office and Director

By:	/s/ John Alderfer
John Alderfer
Chief Financial Officer

Dated: May 8, 2006