Form 10-KT
period 2006-04-30
Vestin Realty Mortgage I, Inc.
filed 2006-06-28
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended ______________________

Or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2005 to April 30, 2006

Commission File Number 333-125347

VESTIN REALTY MORTGAGE I, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-4028839
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8379 WEST SUNSET ROAD, LAS VEGAS, NEVADA  89113
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 702.227.0965

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable.

As of June 27, 2006 there were 6,868,740 shares of the Company’s Common Stock outstanding.

EXPLANATORY NOTE

On May 1, 2006, Vestin Fund I, LLC, a Nevada limited liability company ("Fund I"), merged into Vestin Realty Mortgage I, Inc., a Maryland corporation (the "Registrant"). The Registrant was formed in January 2006 for the sole purpose of effecting the merger. Prior to the merger, the Registrant did not have any material assets or operations. This report is filed by the Registrant as the successor to Fund I which had a June 30 fiscal year end. Accordingly, this report has been filed for the ten month transition period ended April 30, 2006. Due to the merger, the Registrant's fiscal year end is December 31st.

PART I

Note Regarding Forward Looking Statements

This report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for real estate loans brokered by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

ITEM 1.   BUSINESS

General

Vestin Fund I, LLC (“Fund I”) was organized in December 1999 as a Nevada limited liability company for the purpose of investing in real estate loans. Vestin Realty Mortgage I, Inc. (the “Registrant”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Fund I. On May 1, 2006, Fund I merged into the Registrant and the members of Fund I received one share of the Registrant’s common stock for each membership unit of Fund I. This report is filed by the Registrant as the successor to Fund I. References in this report to the “Company”, “we”, “us” or “our” refer to Fund I with respect to the period ending on April 30, 2006 and to the Registrant with respect to the period commencing on May 1, 2006. Because we were a limited liability company during the periods reflected in this report, we make reference to our “members” rather than “stockholders” in reporting our financial results.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to as “deeds of trust”). We commenced operations in August 2000.

We intend to operate as a real estate investment trust (“REIT”); we are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a REIT, we are required to have a December 31st year end.

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

Pursuant to a Management Agreement, the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to direct our business operations. As a result, our operating results are dependent upon the Manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the Manager of Vestin Realty Mortgage II, Inc., as the successor by merger to Vestin Fund II, LLC, referred to as “Fund II”, Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

Real Estate Loan Objectives

We generally invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of April 30, 2006 our loans were in the following states; Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas, Washington and Wisconsin. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

As a non-conventional lender, we are more willing to invest in real estate loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loans, borrowers are willing to pay us an interest rate that is two to five points above the rates generally charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The “balloon payment” loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.

Our principal investment objectives are to:

•	Produce revenues from the interest income on our real estate loans;

•	Provide cash distributions from the net income generated by our real estate loans;

•	Reinvest, to the extent permissible, payments of principal and sales (net of expenses).

Acquisition and Investment Policies

We seek to invest approximately 97% of our assets in real estate loans. Approximately 3% will be held as a working capital cash reserve. As of April 30, 2006, approximately 63% of our assets are classified as investments in real estate loans net of allowance for loan losses.

Generally the collateral on our real estate loans is the real property that the borrower is purchasing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers with a lesser proportion of loans involving land loans.

Our real estate investments are not insured or guaranteed by any government agency.

Vestin Mortgage continuously evaluates prospective investments, selects the loans in which we invest and makes all investment decisions on our behalf in its sole discretion. In evaluating prospective real estate loan investments, Vestin Mortgage considers such factors as the following:

•	The ratio of the amount of the investment to the value of the property by which it is secured, or the loan-to-value ratio;

•	The potential for capital appreciation or depreciation of the property securing the investment;

•	Expected levels of rental and occupancy rates, if applicable;

•	Potential for rental increases, if applicable;

•	Current and projected revenues from the property if applicable;

•	The status and condition of the record title of the property securing the investment;

•	Geographic location of the property securing the investment; and

•	The financial condition of the borrowers and their principals, if any, who guarantee the loan.

Vestin Mortgage may obtain our loans from non-affiliated mortgage brokers and previous borrowers and by solicitation of new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by Vestin Mortgage to facilitate our purchase of the loans. Vestin Mortgage will sell the loans to us for no greater than Vestin Mortgage’s cost, not including its service fees and compensation. There are no specific requirements or guidelines governing Vestin Mortgage’s discretion in determining which real estate loans it will place with us and which it will place with other funding sources.

When selecting real estate loans for us, Vestin Mortgage adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1. Priority of Loans. Generally, our assets are secured by first deeds of trust. First deeds of trust are loans secured by a full or divided interest in a first deed of trust secured by the property. Other loans that we invest in on the security property will not be junior to more than one other loan. As of April 30, 2006, approximately 99.93% of the principal amount of our outstanding interest in loans was secured by first deeds of trust.

2. Loan-to-Value Ratio. The amount of our loan combined with the outstanding debt secured by a senior loan on a security property generally does not exceed the following percentage of the appraised value of the security property at origination:

Type of Secured Property	Loan-to-Value Ratio

Residential	75%
Unimproved Land	60% (of anticipated as-if development value)
Acquisition and Development	60% (of anticipated as-if development value)
Commercial Property	75% (of anticipated as-if development value)
Construction	75% (of anticipated post-development value)
Leasehold Interest	75% (of value of leasehold interest)

We may deviate from these guidelines under certain circumstances. For example, Vestin Mortgage, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property attached to the real property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, Vestin Mortgage, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interest. The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%.

Loan to value ratios are based on appraisals that the Manager receives at the time of loan underwriting and may not reflect subsequent changes in value estimates. Such appraisals, which may have been commissioned by the borrower and also may precede the placement of the loan with us, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

We or the borrower retain appraisers who are licensed or qualified as independent appraisers and certified by or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to Vestin Mortgage. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Vestin Mortgage will review each appraisal report and will conduct a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood, but generally does not include entering any structures on the property.

3. Construction Real Estate Loans. We invest in construction loans other than home improvement loans on residential property, when the loan-to-value ratio does not exceed 75% of the appraised, completed value of the security property at origination.

4. Terms of Real Estate Loans. Our loans as of April 30, 2006 range from a six month term to a sixty-eight month term, including approved extensions. Most of our loans are for a term of 12 months. Our original loan agreements, however, permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

As of April 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of one of our loans which includes principal and interest payments. As of April 30, 2006, the loan had a balance of approximately $7.6 million and had a term of thirty-six months, maturing in the next 17 months. In addition, we invest in real estate loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At April 30, 2006, we had $5.8 million investments in real estate loans which had interest reserves where the total outstanding principal was approximately $29.6 million, including participating lenders. These loans had interest reserves of approximately $1.3 million, of which our portion is $0.2 million. At June 30, 2005, we had $13.5 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $67.8 million, including participating lenders. These loans had interest reserves of approximately $3.7 million, of which our portion was $0.6 million.

5. Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•
Borrowers will obtain title insurance coverage for all loans, providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, covering us in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or loans, escrow agreements, and any other loan documents for a particular transaction will cover us as a beneficiary.

6. Purchase of Real Estate Investments from Affiliates. We may acquire real estate loans from our affiliates, including Vestin Mortgage, for a price not in excess of the par value of the note, plus allowable fees and expenses, but without allowance of any other compensation for the loans.

7. Note Hypothecation. We may also acquire real estate loans secured by assignments of secured promissory notes. These real estate loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note upon acquisition. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised value of the property, and the real estate loan will not exceed 80% of the principal amount of the assigned note. For real estate loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal which was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property prior to acquisition of the loan.

8. Participation. We participate in loans with other lenders, including affiliates as permitted by the NASAA Guidelines, which we voluntarily comply with unless a majority of our unaffiliated board members determines that it is in our best interests not to comply with such guidelines, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. (See the discussion under “Regulation” regarding the NASAA Guidelines.) Typically, we participate in loans if:

•	We did not have sufficient funds to invest in an entire loan;

•	We are seeking to increase the diversification of our loan portfolio; or

•
Vestin Mortgage originated a loan that fit within our investment guidelines but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

An Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the lead lenders being repaid.

As of April 30, 2006, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

9. Diversification. We voluntarily comply with NASAA Guidelines unless a majority of our unaffiliated board members determines that it is in our best interests not to comply with such guidelines. The NASAA Guidelines provide that we neither invest in or make real estate loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital nor may we invest in or make real estate loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital. As of April 30, 2006, our single largest loan accounted for 15% of our stockholders’ equity. The loan is non-performing, see Specific Reserve Allowance in Note D - Investments in Real Estate Loans of the Notes to the Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Transition Report Form 10-K.

10. Reserve Fund. We have established contingency working capital reserves of approximately 3% of our capital to cover our unexpected cash needs.

11. Credit Evaluations. When reviewing a loan proposal, Vestin Mortgage determines whether a borrower has sufficient equity in the security property. Vestin Mortgage may also consider the income level and creditworthiness of a borrower to determine its ability to repay the real estate loan.

12. Sale of Real Estate Loan Investments. Although Vestin Mortgage has no plans to do so, Vestin Mortgage may sell our real estate loans or interest in our loans to either affiliates or non-affiliated parties when Vestin Mortgage believes that it is advantageous to us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them.

Real Estate Loans to Affiliates

We will not invest in real estate loans made to Vestin Mortgage, Vestin Group or any of our affiliates. However, we may acquire an investment in a real estate loan payable by Vestin Mortgage when Vestin Mortgage has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

Purchase of Loans from Vestin Mortgage and Its Affiliates

In addition to those loans Vestin Mortgage selects for us, we purchase loans that were originated by Vestin Mortgage or other parties and first held for Vestin Mortgage’s own portfolio, as long as the loan is not in default and otherwise satisfies all of our lending criteria. This requirement also applies to any loan originated by an affiliate of Vestin Mortgage, such as Vestin Group, Michael Shustek, Chief Executive Officer of Vestin Group or another principal of Vestin Mortgage. However, we will not acquire a loan from or sell a loan to a real estate program in which Vestin Mortgage has an interest except in compliance with NASAA Guidelines. We voluntarily comply with NASAA Guidelines unless a majority of our unaffiliated board members determines that it is in our best interests not to comply with such guidelines. The NASAA Guidelines, however, will not apply if a majority of our unaffiliated directors determines that it is in our best interests to deviate from the NASAA Guidelines.

Types of Loans We Invest In

We primarily invest in loans which are secured by first or second trust deeds on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial and residential loans. The following discussion sets forth certain guidelines the manager intends to follow in allocating our investments among the various types of loans. Our manager, however, may change these guidelines at its discretion, subject to review by our board of directors. Actual investments will be determined by our manager pursuant to the terms of the management agreement, and the actual percentages invested among the various loan categories may vary from the guidelines below.

Raw and Unimproved Land Loans

Generally 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We will generally invest in loans for up to 60% of the as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser, upon which development is dependent on availability of financing. As of April 30, 2006, approximately 11.38% of our loans were in this category.

Acquisition and Development Loans

Generally 10% to 25% of the loans invested in by us may be acquisition and development loans. Such loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We will generally invest in loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on acquisition and development loans are calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of April 30, 2006, approximately 12.35% of our loans were in this category.

Construction Loans

Generally 10% to 70% of our loans may be construction loans. Such loans provide funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the appraised value of the property and proposed improvements. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of April 30, 2006, approximately 9.39% of our loans were in this category.

Commercial Property Loans

Generally 20% to 50% of the loans we invest in may be commercial property loans. Such loans provide funds to allow commercial borrowers to acquire income-producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. Generally, we review the property appraisal and generally invest in loans for up to 75% of such appraised value of the property. As of April 30, 2006 approximately 66.88% of our loans were in this category.

Residential Loans

A small percentage of the loans invested in by us may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. We will generally invest in loans for up to 75% of the value of the property. As of April 30, 2006, we did not have any loans in this category.

Collateral

The types of collateral that will secure the loans include first deeds of trust, second deeds of trust or a leasehold interest.

First Deed of Trust

Most of our loans are secured by first deeds of trust. Thus as a lender, we will have rights as a first priority lender of the collateralized property. As of April 30, 2006, approximately 99.93% of our loans were secured by first deeds of trust.

Second Deed of Trust

Up to 10% of our loans may be secured by second deeds of trust. In a second priority loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first priority lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first priority lender, but the aggregate indebtedness evidenced by the loan documentation will be the first priority loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of April 30, 2006, approximately 0.07% of our loans were secured by a second deed of trust.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties or exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, these loans will usually be written with relatively high minimum interest rates, which we would expect to minimize the risk of lower yields. As of April 30, 2006, none of our loans had a prepayment penalty and one of our loans had an exit fee.

Extensions to Term of Loan

Our original loan agreements permit extension to the term of the loan by mutual consent. Such extension is generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. As of April 30, 2006, approximately 24% of our loans had received an extension to terms of the loan.

Interest Reserves

We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing. The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances. At April 30, 2006, we had $5.8 investments in real estate loans which had interest reserves where the total outstanding principal was approximately $29.6 million, including participating lenders. These loans had interest reserves of approximately $1.3 million, of which our portion is $0.2 million.

Balloon Payment

As of April 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of one of our loans which includes principal and interest payments. As of April 30, 2006, the loan had a balance of approximately $7.6 million and had a term of thirty-six months, maturing in the next 17 months. There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Loans on Sale of Properties

We may require a borrower to repay a real estate loan upon the sale of the property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will invest our net proceeds from any capital transaction in new real estate loans, hold the net proceeds as cash or distribute them to our members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our operating agreement provided that whether we choose to distribute the proceeds or reinvest them, our members will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures and prepayments of loans to the extent classified as a return of capital under the Internal Revenue Code and any other disposition of a loan or property.

Variable Rate Loans

Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made. As of April 30, 2006, we did not hold any variable rate loans, and all of the loans in the real estate loans portfolio were fixed rate loans.

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us. Vestin Mortgage attempts to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, most variable rate loans originated by Vestin Mortgage contain provisions under which the interest rate cannot fall below the initial rate.

Variable rate loans generally have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 2% to 4% above the starting rate with a floor rate equal to the starting rate. For these loans there is the risk that the market rate may exceed the interest cap rate.

Variable rate loans of five to ten year maturities are not assumable without the prior consent of Vestin Mortgage. We do not expect to invest in or purchase a significant amount of other assumable loans. To minimize our risk, any borrower assuming an existing real estate loan will be subject to the same underwriting criteria as the original borrower.

Borrowing

We may incur indebtedness to:

•	Make distributions to enable us to comply with REIT distribution requirements;

•	Finance our investments in real estate loans;

•	Prevent a default under real estate loans that are senior to our real estate loans;

•	Discharge senior real estate loans if this becomes necessary to protect our investment in real estate loans; or

•	Operate or develop a property that we acquired under a defaulted loan.

Our indebtedness will not exceed 70% of the fair market value of our real estate loans. This indebtedness may be with recourse to our assets.

In addition, we may enter into structured arrangements with other lenders in order to provide them with a senior position in real estate loans which we might jointly fund. For example, we might establish a wholly-owned special purpose corporation which would borrow funds from an institutional lender under an arrangement where the resulting real estate loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded real estate loans.

Competition

Generally, real estate developers depend upon the timely completion of a project to obtain a competitive advantage when selling their properties. We have sought to attract real estate developers by offering expedited loan processing, which generally provides quick loan approval and funding of a loan. As a result, we have established a market niche as a non-conventional real estate lender.

We consider our direct competitors to be the providers of non-conventional real estate loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. In addition, there has been an increase in competition from conventional real estate lenders and real estate loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional real estate loans. No particular competitor dominates the market. Many of the companies against which we compete have substantially greater financial, technical and other resources than us. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Regulation

We are managed by Vestin Mortgage, subject to the oversight of our board of directors, pursuant to the terms and conditions of our Management Agreement. Vestin Mortgage operates as a mortgage broker and is subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate loan business under a license issued by the State of Nevada Mortgage Lending Division. Under applicable Nevada law, the division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations.

We and Vestin Mortgage are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974.

The NASAA Guidelines have been adopted by various state agencies charged with protecting the interest of the investors. Administrative fees, loan fees, and other compensation paid to Vestin Mortgage and its affiliates would be generally limited by the NASAA Guidelines. These guidelines also include certain investment procedures and criteria which are required for new loan investments. We are not required to comply with NASAA Guidelines; however, we voluntarily do so unless a majority of our unaffiliated directors determine that it is in our best interest to diverge from NASAA Guidelines.

Because our business is regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to broker or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans brokered by us, or otherwise adversely affect our business or prospects.

Employees

We have two officers and no other employees. Our Manager, Vestin Mortgage, and its parent company, Vestin Group, Inc., have provided and will continue to provide all of the employees necessary for our operations. As of April 30, 2006, those entities had a total of 35 full-time and no part-time employees. All employees are at will employees and none are covered by collective bargaining agreements.

Available Information

Our Internet website address is www.vestinrealtymortgage1.com. We make available free of charge through www.vestinrealtymortgage1.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”). Information contained on our website does not constitute a part of this Report on Form 10-K.

ITEM 1A.   RISKS

In considering our future performance and any forward looking statements made in this report, the material risks described below should be considered carefully. These factors should be considered in conjunction with the other information included elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

We will rely on our manager to manage our day-to-day operations and select our loans for investment.

Our ability to achieve our investment objectives and to make distributions depends upon our manager’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers. Stockholders have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans. We pay our manager an annual management fee of up to 0.25% based on total capital contributions made to us. This fee is payable regardless of the performance of our loan portfolio. Our manager has no fiduciary obligations to our stockholders, is not required to devote its employees full time to our business and may devote time to business interests competitive to our business.

Our manager’s lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

We invest in real estate loans throughout the areas in which our manager and its correspondents have experience. As of April 30, 2006, our loans were in the following states; Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas, Washington and Wisconsin. Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States. However, our manager has limited experience outside of the Southwest. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions. Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

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

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers. Our performance will be directly impacted by any defaults on the loans in our portfolio. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry. Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan-to-value ratios. However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans. Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and distributions and the value of common stock. Our weighted average loan-to-value ratio as of April 30, 2006 was 72.62% as compared to 64.56% for the fiscal years ended June 30, 2005. Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of April 30, 2006, we had in our portfolio approximately $7.8 million in delinquent loans, net of allowance for loan losses, and approximately $2.5 million of real estate held for sale for a total of $10.3 million in non-performing assets, which represented approximately 16.5% of our total capital. As of April 30, 2006, we also had approximately $8.8 million of seller financed real estate held for sale and had received approximately $0.9 million in payments from borrowers on the loans associated with these properties. We do not believe that a rising interest rate environment will increase or accelerate our delinquency rate because all of our loans are short term, with fixed interest rates.

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

We depend upon our real estate security to protect us on the loans that we make. We depend upon the skill of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events. Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower. Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals. In addition, most of the appraisals are prepared on an as-if developed basis, which approximates the post-construction value of the collateralized property assuming such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of April 30, 2006, all of our loans required balloon payments at the end of their terms. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period like 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

Our loans are not guaranteed by any governmental agency.

Our loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency. Consequently, our recourse, if there is a default, may be to foreclose upon the real property securing a loan and/or pursuing the borrower’s guarantee of the principal. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting in a decrease of the amount available to distribute.

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

•
Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business. We have recently experienced difficulties in foreclosing on the RightStar loans discussed below because of the need to obtain a license from the State of Hawaii to operate funeral homes and cemeteries;

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

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values. As a non-conventional lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the mortgage lending industry during periods of economic slowdown or recession. Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact the refinance market by reducing demand for real estate lending. For the ten month transition period ended April 30, 2006, loan originations accounted for all but one loan funded during that period as there was one loan refinanced during the period. For the nine month transition period ended June 30, 2005, loan originations and loan refinances accounted for approximately 96% and 4%, respectively, of all loans funded during that period. Any sustained period of increased delinquencies, foreclosures or losses or a significant increase in interest rates could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

Our results are subject to fluctuations in interest rates and other economic conditions.

As of April 30, 2006, none of our loans had a prepayment penalty and only one loan had an exit fee. Based on our manager’s historical experience, we expect that at least 90% of our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of funds we have available to distribute.

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

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate loans after market interest rates have increased. This creates two risks for us:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk. Additionally, any fees paid to extend the loan are paid to our manager, not to us. Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss. This is a risk if the loans we invest in do not have prepayment penalties or exit fees.

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

Our manager is also the manager of Fund II, Fund III and inVestin Nevada, funds with investment objectives similar to ours. Our manager and Mr. Shustek, who indirectly owns 100% of our manager, anticipate that they may also sponsor other real estate programs having investment objectives similar to ours. As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities. During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would. Our management agreement with our manager does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company. Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

Our manager will face conflicts of interest arising from our fee structure.

Our manager will receive substantial fees from borrowers for transactions involving real estate loans. Many of these fees are paid on an up-front basis. In some cases, our manager is entitled to additional fees for loan extensions or modifications and loan assumptions and reconveyances. These and other fees are quantified and described in greater detail in exhibit 10.1 Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant under the Exhibit Index included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Transition Report Form 10-K. Our manager’s compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans. Our interests may diverge from those of our manager and Mr. Shustek to the extent that our manager benefits from up-front fees which are generally not shared with us.

Our manager will be receiving fees from borrowers that would otherwise increase our returns. Because our manager receives all of these fees, our interests will diverge from those of our manager and Mr. Shustek when our manager decides whether we should charge the borrower higher interest rates or our manager should receive higher fees from borrowers.

Fund I paid Vestin Mortgage a total of approximately $230,000 for the ten months ended April 30, 2006 and approximately $201,000 and $255,000 for the nine month transition period ended June 30, 2005 and the year ended September 30, 2004, respectively, for managing Fund I. In addition, Vestin Mortgage was paid a total of approximately $4.4 million, $14.3 million and $19.5 million in fees directly from borrowers for the four months ended April 30, 2006 and the years ended December 31, 2005 and 2004, respectively. The total amount paid to Vestin Mortgage represents fees earned by Vestin Mortgage for loans originated for all of its managed funds, including us, Fund II, Fund III and inVestin Nevada. Fund I represented approximately 10.77% of the funds managed by Vestin Mortgage as of April 30, 2006.

Our manager will face conflicts of interest relating to other investments in real estate loans.

We expect to invest in real estate loans when one or more other companies managed by our manager are also investing in real estate loans. There is a risk that our manager may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another program or entity managed by our manager. Our manager also serves as the manager for Fund II, Fund III and inVestin Nevada, which have the same investment objectives as our company. There are no restrictions or guidelines on how our manager will determine which loans are appropriate for us and which are appropriate for Fund II, Fund III, inVestin Nevada or another company which our manager manages. Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

UNITED STATES FEDERAL INCOME TAX RISKS RELATING TO OUR REIT QUALIFICATION

Our failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce amounts available for distribution to our stockholders.

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

Under the Tax Relief and Reconciliation Act of 2003, the maximum U.S. federal income tax rate on both distributions from certain domestic and foreign corporations and net long-term capital gain for individuals was reduced to 15% until 2008. The Tax Increase Prevention and Reconciliation Act of 2005 which signed into law on May 17, 2006, extends the 15% long-term net capital gain rate to 2010. However, this reduced rate of tax on distributions generally will not apply to Vestin Realty Mortgage I’s distributions (except those distributions identified by the company as “capital gain dividends” which are taxable as long-term capital gain) and therefore such distributions generally will be taxed as ordinary income. Ordinary income generally is subject to U.S. federal income tax rate at a rate of up to 35% for individuals. The higher tax rate on distributions of Vestin Realty Mortgage I may cause the market to devalue Vestin Realty Mortgage I common stock relative to stock of those corporations whose distributions qualify for the lower rate of taxation. Please note that, as a general matter, distributions from a REIT will be taxed at the same rate as stockholders’ share of Vestin Realty Mortgage I’s taxable income attributable to its realized net interest income.

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

As of April 30, 2006, we held one property with a total carrying value of approximately $2.5 million recorded as investments in real estate held for sale. As of April 30, 2006, we also held interests in two properties with a total carrying value of approximately $8.8 million, which were sold in transactions in which we or an affiliate provided the financing and which were recorded as seller financed real estate held for sale. United States generally accepted accounting principals (“GAAP”) requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership. The real estate held for sale and the seller financed real estate held for sale collectively constituted approximately 17.8% of our assets as of April 30, 2006. In addition, both of the seller financed real estate held for sale properties are assisted living facilities, which cannot be operated by a taxable REIT subsidiary.

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

RISK OF OWNERSHIP OF OUR COMMON STOCK

The market price and trading volume of our common stock may be volatile.

The market price of our common stock since trading commenced on June 1, 2006 has ranged from $1.01 to $6.43. We believe the price of our stock has been affected by, among other things, selling pressure form stockholders seeking immediate liquidity and our recent operating losses. Our stock price may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Our company will be dissolved on December 31, 2020 unless the holders of a majority of our common stock determine otherwise.

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

The Staff of the SEC conducted an investigation of us as well as Fund II, Fund III, Vestin Mortgage, Vestin Capital and Vestin Group. The Staff has notified us, Fund II, Fund III, our manager, Vestin Capital and Michael Shustek, the principal executive officer of our manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to stockholders of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies that might be sought by the Staff. Based upon these discussions, we currently believe that neither we nor Fund II nor Fund III will be named as parties in any enforcement recommendation or any order entered as a result of a settlement. The parties have reached a tentative agreement with the SEC Staff, subject to review and approval of the Commission. We do not know if the commission will approve the settlement.

We believe that this investigation has harmed our business by causing certain potential borrowers, co-lenders and others to decline to do business with us. As a result, our operating results have suffered and may continue to suffer in the future. Moreover, the terms of any settlement or any allegations of misconduct which might be filed if a settlement is not approved could further impair our ability to conduct our business. Any remedies that the SEC may seek could prove disruptive to our business. Concerns regarding these uncertainties may depress our stock price while this matter is pending. The nature of any charges made by the SEC or remedies sought by the SEC may cause further harm to the market’s perception of our future performance and could cause our stock price to decline.

Our charter documents and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter and bylaws and Maryland corporate law contain a number of provisions (as further described in exhibit 3.2 Bylaws of the Registrant under the Exhibit Index included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Transition Report Form 10-K) that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

•
Ownership Limit. Our articles of incorporation, subject to certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than a 9.8% of the number or value, whichever is more restrictive, of the outstanding shares of our stock, unless our board of directors waives this ownership limit. However, our board of directors may not grant a waiver of the ownership limit that would permit a person to acquire more than 15% of our stock without exception. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of the our stockholders (and even if such change in control would not reasonably jeopardize our REIT status).

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

•
Stockholders’ Rights Plan. We have a stockholders’ rights plan that enables our board of directors to deter coercive or unfair takeover tactics and to prevent a person or a group from gaining control of us without offering a fair price to all stockholders. Unless our board of directors approves the person’s or group’s purchase, after that person gains control of us, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value. Purchases by other stockholders would substantially reduce the value and influence of the shares of our common stock owned by the acquiring person or group. Our board of directors, however, can prevent the stockholders’ rights plan from operating in this manner. This gives our board of directors significant discretion to approve or disapprove a person’s or group’s efforts to acquire a large interest in us.

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

•
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

In addition, our articles of incorporation authorize us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, stockholders’ ability to recover damages from such director or officer will be limited.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our Manager, Vestin Mortgage, operates from its executive offices at 8379 West Sunset Road, Las Vegas, Nevada 89113. We do not have any separate offices.

Our Manager shares office facilities of approximately 42,000 square feet with its parent corporation, Vestin Group, which in turn leases its principal executive offices from Vestin Fund III, LLC (“Vestin Fund III”). The lease agreement governing this property expires in March 2014.

ITEM 3.   LEGAL PROCEEDINGS

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

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada, which complaint is substantially similar to the original complaint previously filed by Desert Land in the United States District Court, with the exception of claiming Nevada State Law violations and seeking Nevada State Law remedies rather than claiming Federal Law violations and seeking Federal Law remedies. On March 6, 2006, Desert Land amended the state court complaint to name us as a defendant. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to us for that purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond.

Most recently, on or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. Vestin continues to believe that Desert Land’s claims are without merit and will vigorously oppose the Writ of Certiorari and defend against the state court complaint.

The United States Securities and Exchange Commission conducted an investigation into certain matters related to us, Vestin Group, Vestin Capital, Fund II and Fund III (the “Vestin Entities”). We have fully cooperated during the course of the investigation.

The SEC Staff has notified the Vestin Entities that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities have engaged in discussions with the Staff regarding a possible resolution of this matter. Based upon these discussions, we currently believe that neither we nor Fund II and Fund III will be named as parties in any enforcement recommendation or any order entered as a result of a settlement. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.

On April 21, 2006, through our Manager, we filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite our efforts to foreclose upon first trust deeds secured by the assets of Rightstar International, Inc. (the “Rightstar Trust Deeds”). In the filing, we allege that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and Vestin Fund II, LLC alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to Vestin Fund II. We believe the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against the allegations made by the State. The outcome of this litigation is unforeseeable at this time.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting held on March 14, 2006 the members of Vestin Fund I, LLC approved its merger into Vestin Realty Mortgage I, Inc. as reported in an 8-K filed by Vestin Fund I, on March 15, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There was no established public trading market for the trading of Fund I Units. The Registrant’s shares have been listed on the Nasdaq National Market under the symbol VRTA. Trading on Nasdaq commenced on June 1, 2006. On June 27, 2006, the common stock closed at $5.49.

Holders

As of April 30, 2006, 1,103 accounts held 6,868,740 Units of interest in the Company.

Distribution Policy

Fund I generally distributed to Unit holders on a monthly basis most of its Net Income Available for Distribution (as defined in its Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. Fund I’s Operating Agreement also permitted distributions of capital. Fund I made distributions of approximately $4.1 million (prior to reinvested distributions) during the ten months ended April 30, 2006, $4,050,000 of which was paid from Net Income Available for Distribution and $78,000 of which was in excess of Net Income Available for Distribution.

In order to maintain its qualification as a REIT under the Code, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the distributions made deduction and by excluding net capital gain). We currently intend, to the extent practicable, to distribute substantially all of our REIT taxable income and net capital gain each year, consistent with Fund I’s practice of distributing all of its net income available for distribution. We may distribute an amount in excess of our REIT taxable income, which amount will be treated as a return of capital to the shareholder. We anticipate that distributions generally will be paid from cash available for distribution (generally equal to cash from operations (other than repayments of mortgage loan principal) less an amount set aside for creation or restoration of reserves during the quarter). However, the actual amount and timing of the dividends will be as determined and declared by our board of directors and will depend on our financial condition, earnings and other factors.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
April 2006	695	$9.75	None	None

(1)
In the ten month transition period ended April 30, 2006, we redeemed approximately $8.3 million of members’ equity. Due to our subsequent merger into Vestin Realty Mortgage I, Inc. on May 1, 2006, we will no longer redeem units since all units have been converted into shares of Vestin Realty Mortgage I, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

	Balance at
Vestin Realty Mortgage I, Inc.	April 30, 2006	June 30, 2005	September 30, 2004	September 30, 2003	September 30, 2002

Balance Sheet Data:

Investments in real estate loans (net of allowance)	$39,975,000	$54,878,000	$47,344,000	$51,695,000	$91,091,000
Cash, cash equivalents, certificates of deposits and short-term investments	11,032,000	3,162,000	10,130,000	14,883,000	5,538,000
Interest and other receivables	953,000	682,000	1,327,000	1,632,000	1,176,000
Real estate held for sale	2,497,000	7,757,000	15,287,000	22,517,000	1,541,000
Real estate held for sale-seller financed	8,797,000	10,374,000	10,801,000	4,006,000	--
Note receivable	291,000	119,000	119,000	--	--
Assets under secured borrowing	--	11,391,000	6,134,000	20,324,000	6,637,000
Other assets	--	--	--	7,000	84,000
Total assets	$63,545,000	$88,363,000	$91,142,000	$115,064,000	$106,067,000
Liabilities	1,315,000	15,092,000	8,864,000	28,549,000	7,068,000
Members’ equity	62,230,000	73,271,000	82,278,000	86,515,000	98,999,000
Total liabilities and Members’ equity	$63,545,000	$88,363,000	$91,142,000	$115,064,000	$106,067,000

	For the Ten Month Transition Period Ended	For the Nine Month Transition Period Ended	For the 12 Months Ended
	April 30, 2006	June 30, 2005	September 30, 2004	September 30, 2003	September 30, 2002

Income Statement Data:

Revenues	$5,184,000	$6,069,000	$12,666,000	$10,365,000	$13,151,000
Expenses	4,134,000	4,941,000	4,099,000	6,054,000	566,000
Net income	$1,050,000	$1,128,000	$8,567,000	$4,311,000	$12,585,000
Net income allocated to Members	$1,050,000	$1,128,000	$8,567,000	$4,311,000	$12,585,000
Net income allocated to Members per weighted average membership units	$0.14	$0.14	$1.03	$0.45	$1.23
Cash distributions	$4,128,000	$3,694,000	$5,098,000	$10,364,000	$9,637,000
Cash distributions per weighted average membership units	$0.56	$0.47	$0.61	$1.07	$0.95
Weighted average membership units	7,369,224	7,919,354	8,339,404	9,668,310	10,193,776

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements included elsewhere in this document.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financial results reflect the amount of capital we had available for investment in real estate loans. Our past performance may not be indicative of future results. On May 1, 2006, Fund I merged into the Registrant and the members of Fund I received one share of the Registrant’s common stock for each membership unit of Fund I. This report is filed by the Registrant as the successor to Fund I. References in this report to the “Company”, “we”, “us” or “our” refer to Fund I with respect to the period ending on April 30, 2006 and to the Registrant with respect to the period commencing on May 1, 2006. Because we were a limited liability company during the periods reflected in this report, we make reference to our “members” rather than “stockholders” in reporting our financial results. We intend to operate as a real estate investment trust (“REIT”). As a REIT, we are required to have a December 31st year end. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this transition report Form 10-K.

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards our Manager utilizes are less strict than traditional real estate lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make real estate loans which are riskier than real estate loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

Our operating results are affected primarily by: (i) the amount of capital we have to invest in real estate loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets, foreclosures and related loan losses which we may experience. Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion under — “Capital and Liquidity.”

Our operating results during the past several years have been adversely affected by allowances for non-performing loans. As of April 30, 2006, we have provided a specific allowance of approximately $4.8 million on loans secured by 4 cemeteries and 8 mortuaries in Hawaii. For additional information see “Specific Loan Allowance” in Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Transition Report Form 10-K. Non-performing assets, net of allowance for loan losses, totaled approximately $10.3 million or 16.1% of our total assets as of April 30, 2006 as compared to $14.6 million or 16.5% of our total assets as of June 30, 2005. At April 30, 2006, non-performing assets consist of approximately $2.5 million of real estate held for sale not sold through seller financing and approximately $7.8 million of non-performing loans, net of allowance for loan losses. The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for distribution to our members. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of April 30, 2006 was 18 months, compared to 19 months at June 30, 2005. Our annualized rate of return to members for the ten month transition period ended April 30, 2006 was 1.71%, compared to 1.90%, for the nine month transition period ended June 30, 2005. Our revenues also have been impacted by lower interest rates and by member redemptions which leave us with less capital to invest.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio which, as of April 30, 2006, was 72.62% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

We generally invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of April 30, 2006 our loans were in the following states; Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas, Washington and Wisconsin.

Ten Month Transition Period Ended April 30, 2006 Compared To the Nine Month Transition Period Ended June 30, 2005

	For the Ten Month Transition Period Ended April 30, 2006	Annualized for April 30, 2006*	For the Nine Month Transition Period Ended June 30, 2005	Annualized for June 30, 2005**

Total Revenues	$5,184,000	$6,221,000	$6,069,000	$8,092,000
Total Operating Expenses	$4,134,000	$4,961,000	$4,941,000	$6,588,000

NET INCOME	$1,050,000	$1,260,000	$1,128,000	$1,504,000

Net Income Allocated to Members	$1,050,000		$1,128,000

Net Income Allocated to Members Per Weighted Average Membership Units	$0.14		$0.14

Weighted Average Membership Units	7,369,224		7,919,354

Annualized Rate of Return to Members	1.71%		1.90%

Cash Distributions	$4,128,000		$3,694,000

Cash Distributions Per Weighted Average Membership Units	$0.56		$0.47

Weighted Average Term of Outstanding Loans	18 months		19 months

* Annualized revenues and operating expenses are calculated by revenues and operating expenses for the ten month transition period divided by 10 months and multiplied by 12 months.

** Annualized revenues and operating expenses are calculated by revenues and operating expenses for the nine month transition period divided by 9 months and multiplied by 12 months.

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units as of April 30, 2006 and June 30, 2005 divided by the number of days during the period (304 days for the ten month transition period ended April 30, 2006 and 273 days for the nine month transition period ended June 30, 2005) and multiplied by three hundred sixty five (365) days, then divided by the cost per unit ($10.00).

Total Revenues: Revenues for the ten month transition period ended April 30, 2006 decreased compared to the nine month transition period ended June 30, 2005 by approximately $1.9 million or 23% on an annualized basis due in significant part to the following factors:

•
Our interest income decreased on an annualized basis by $765,000 as a result of a decrease in investment in real estate loans and an increase in non-performing loans. Investment in real estate loans, net of allowance declined by $14.9 million from $54.9 million at June 30, 2005 to $40.0 million at April 30, 2006. The decline in investments in real estate loans is attributable to the reduction in capital we had available for investments and the increase in specific reserve allowance. (See further discussion in Note D - Investment Real Estate Loans of the notes to Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Transition Report Form 10-K). Our capital was reduced by redemptions of approximately $8.3 million paid to our members during the ten months ended April 30, 2006. Due to Fund I’s merger into Vestin Realty Mortgage I, Inc. as of May 1, 2006, we will no longer redeem units since all units have been converted into shares of Vestin Realty Mortgage I, Inc.

•
During the nine month transition period ended June 30, 2005, we recorded a gain of approximately $1 million on the sale of raw land in Mesquite, Nevada. During the ten month transition period ended April 30, 2006, we recognized a gain of $24,000 on sale of real estate held for sale on a residential sub-division in Lake Travis, Texas and a gain on the sale of real estate held for sale related to seller financed loans, which were paid during the period of approximately $495,000. As of April 30, 2006 and June 30, 2005, we had approximately $8.8 million and $10.4 million, respectively in real estate held for sale-seller financed. Upon the sale of real estate held for sale where we provide the financing, GAAP requires the new borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow us to record the sale of property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the proceeds received from the borrower are recorded as a deposit liability or applied to the balance in the real estate held for sale - seller finance, depending on the guidelines established by GAAP. Our revenues will continue to be impacted until we are able to convert these assets into investment in real estate loans or the loans are paid in full and we reinvest the proceeds into new loans. As of April 30, 2006 and June 30, 2005 we had approximately $916,000 and $768,000, respectively in deposit liability.

•
Included in other income for the nine month transition period ended June 30, 2005, are late fees received from borrowers of approximately $400,000. During the ten month transition period ended April 10, 2006 we received $20,000 in late fees.

The factors were partially offset by the following items:

•
During the ten month transition period ended April 30, 2006, we recorded a gain on sale of marketable securities of approximately $47,000. As of April 30, 2006, we held no investments in marketable securities.

•	During the ten months ended April 30, 2006, we received $272,000 as a result of the settlement of a claim against a title insurance company.

Total Expenses: Expenses for the ten month transition period ended April 30, 2006 were significantly impacted by the recognition of an additional allowance for loan loss of $3 Million related to the loan secured by 4 cemeteries and 8 mortuaries in Hawaii. See “Specific Loan Allowance” in Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part IV, Item 15 of this Report on Form 10-K. Nonetheless, expenses for the ten month transition period decreased compared to the nine month transition period ended June 30, 2005 by approximately $1.6 million or 25% on an annualized basis due to the following factors:

•	Interest expense decreased on an annualized basis by approximately $333,000 due to the decrease in secured borrowing from approximately $11.4 million at June 30, 2005 to $0 at April 30, 2006.

•
During the nine months ended June 30, 2005 we recorded a charge of approximately $278,000 in connection with the write down of real estate held for sale related to a custom residential property located in Santa Fe, New Mexico, a write down of $354,000 related to the carrying value of 166 residential lots located in Henderson, Nevada and a charge of approximately $639,000 relating to a 126 unit assisted living facility in Phoenix, Arizona. There were no write downs on real estate held for sale during the ten month transition period ended April 30, 2006.

•
We recognized a loss of approximately $400,000 during the nine month transition period ended June 30, 2005 resulting from the sale of a 126 unit Hotel in Mesquite, Nevada. In addition, we wrote off a receivable balance relating to the property of approximately $146,000 to bad debt. There were no losses recorded from sale of real estate held for sale during the ten month transition period ended April 30, 2006.

•
Expenses related to real estate held for sale decreased on an annualized basis by 72% primarily due to the decrease in the balance of real estate held for sale from approximately $7.8 million at June 30, 2005 to approximately $2.5 million at April 30, 2006, a decrease of approximately $5.3 million or 67.81%.

Net Income. Overall net income for the ten month transition period ended April 30, 2006 decreased on an annualized basis 16% compared to the nine month transition period ended June 30, 2005.

Annualized Rate of Return to Members. For the ten month transition period ended April 30, 2006, the annualized rate of return to members, as calculated in accordance with GAAP, was 1.71% compared to 1.90% for the nine month transition period ended June 30, 2005.

Distributions to Members. The following is a schedule of distributions made to members for the ten month transition period ended April 30, 2006 and the nine month transition period ended June 30, 2005.

	For the Ten Month Transition Period Ended April 30, 2006	For the Nine Month Transition Period Ended June 30, 2005

Distributions of Net Income Available for Distribution	$4,050,000	$3,694,000
Distributions in Excess of Net Income Available for a Distribution Generated During the Period	78,000	--
Total Distributions	$4,128,000	$3,694,000

Net income available for distribution is a non-GAAP financial measure that is defined in our operating agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. We have presented net income available for distribution because management believes this financial measure is useful and important to members as net income available for distribution is the minimum amount required to be distributed to members pursuant to our operating agreement. In addition, cash flows from operations, which are the significant component of net income available for distribution, affect the capital available for investment in new loans. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using net income available for distributions only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows.

	For the Ten Month Transition Period Ended April 30, 2006	For the Nine Month Transition Period Ended June 30, 2005

Distribution of Net Income Available for Distribution	$4,050,000	$3,694,000
Additions to Working Capital Reserves (Amount Not Distributed)	--	1,000
Collection of doubtful accounts related to receivables	(17,000)	--
Gain on sale of real estate held for sale	(519,000)	(1,072,000)
Loss on sale of real estate held for sale	--	400,000
Gain on sale of marketable securities	(47,000)	--
Change in operating assets and liabilities:
Interest and other receivables	(30,000)	612,000
Due to Manager	(885,000)	270,000
Due to Vestin Group	(2,000)	(3,000)
Due to Fund II	(1,560,000)	81,000
Due to Fund III	(6,000)	6,000
Allowance for loan losses	(95,000)	--
Accounts payable and accrued liabilities	(81,000)	92,000
Net cash provided by operating activities	$808,000	$4,081,000
Net cash provided (used) by investing activities	$19,153,000	$(914,000)
Net cash used in financing activities	$(12,091,000)	$(10,135,000)

Stated Unit Value Adjustment. Following a periodic review by our Manager as required pursuant to the Operating Agreement of Fund I, as a result of write downs on the carrying value of real estate held for sale, effective April 1, 2005 we adjusted the stated unit value of each unit to $9.75 to reflect the estimated net unit value of each unit at that date. Due to Fund I’s merger into Vestin Realty Mortgage I, Inc. on May 1, 2006 and the conversion of member units to common stock, the stated unit value is no longer applicable. The common shares have been listed on the NASDAQ National Market under the symbol VRTA. Trading began on June 1, 2006.

Redemptions. Pursuant to Fund I’s Operating Agreement, it redeemed units submitted for redemption. In accordance with the terms of the Operating Agreement and the Internal Revenue Code, Fund I’s redemptions were limited to no more than 10% of the members’ capital in any calendar year. As of April 30, 2006, the total of redemptions made from inception was approximately $47.8 million. During the ten month transition period ended April 30, 2006, we redeemed approximately $8.3 million of Members’ capital. As a result of Fund I’s merger into the Registrant on May 1, 2006, we no longer redeem units since all units have been converted into common shares of Vestin Realty Mortgage I, Inc.

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

Transition period ended June 30, 2005 compared to the nine months ended June 30, 2004 (Unaudited)

	For the Nine Month Transition Period Ended	For the Nine Months Ended
	June 30, 2005	June 30, 2004
		(Unaudited)

Total Revenues	$6,069,000	$10,845,000
Total Operating Expenses	$4,941,000	$2,933,000

NET INCOME	$1,128,000	$7,912,000

Net Income Allocated to Members	$1,128,000	$7,912,000

Net Income Allocated to Members Per Weighted Average Membership Units	$0.14	$0.94

Weighted Average Membership Units	7,919,354	8,398,813

Annualized Rate of Return to Members (a)	1.90%	12.6%

Cash Distributions	$3,694,000	$3,705,000

Cash Distributions Per Weighted Average Membership Units	$0.47	$0.44

Weighted Average Term of Outstanding Loans	19 months	16 months

(a)
The annualized rate of return to members is calculated based upon the GAAP net income allocated to members per weighted average units as of June 30, 2005 and 2004 divided by 273 days and 274 days, respectively (the number of days during each respective period) and multiplied by 365 days, then divided by ten (the original cost of $10 per unit).

Total Revenues. For the transition period ended June 30, 2005, revenues totaled approximately $6.1 million compared to approximately $10.8 million for the nine months end June 30, 2004, a decrease of approximately $4.7 million or 44%. During the nine months ended June 30, 2004, we recognized approximately $4.7 million of a finder’s fee as revenue related to the sale of real estate in the City of Mesquite, Nevada. Our company and Fund II were presented with an opportunity to purchase the property but were prohibited by their respective operating agreements from purchasing the property. Instead, Vestin Mortgage facilitated the purchase and subsequent sale of the property. The subsequent sale of the property was made possible due to buyer financing provided by our company and Fund II. Vestin Mortgage directed that the buyer (an unaffiliated third party) pay a finder’s fee in the form of a promissory note to our company for approximately $4.7 million and a $2.3 million promissory note to Fund II to reflect the fact that the transaction was made possible by financing provided by our company and Fund II. We received a promissory note in lieu of cash from an unaffiliated party in connection with the sale. The note required monthly interest payments at a rate of 8.5% per annum and had an original maturity date of June 13, 2005. In addition, we loaned $0.9 million to the unaffiliated party and received a promissory note with an original maturity date of June 13, 2004 in connection with the sale. We were using the cost recovery method of accounting for the transaction. We did not loan any money to the unaffiliated party with respect to the $4.7 million. We had no such revenue in the nine months ended June 30, 2005. During September 2004, we and Fund II entered into an agreement to sell the remaining 28 acres of raw land in Mesquite, Nevada for approximately $6.2 million. Prior to September 2004, $145,000 was released from escrow representing an early release of funds. The transaction was finalized in December 2004 and resulted in a gain of $1.0 million.

Revenues for the transition period ended June 30, 2005 included other income of approximately $700,000, compared to $400,000, for the nine months ended June 30, 2004. The increase in other income is primarily related to an increase in late fees received on our investments in real estate loans of approximately $350,000 and bank interest revenue of $100,000.

Approximately $1.3 million of our interest revenue for the transition period ended June 30, 2005 was derived from interest reserves compared to interest revenue of approximately $1.4 million for the nine months ended June 30, 2004.

Total non-performing assets decreased to approximately $14.6 million at June 30, 2005 from $38.6 million at June 30, 2004. Non-performing assets at June 30, 2005 consist of approximately $6.8 million of non-performing loans, net of allowance for loan losses, and approximately $7.8 million of real estate held for sale not resold through seller financing. The amount of non-performing assets may reflect the risks inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying real estate loans. We attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with our objective of avoiding a loss of principal. However, we cannot predict how quickly we can convert non-performing assets and any increase in our non-performing assets will have an adverse affect upon our revenues.

As of June 30, 2005 we also had approximately $10.4 million of seller financed real estate held for sale. GAAP requires the borrower to have a certain percentage of equity ownership (typically 20%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

As of June 30, 2005, our Manager had granted extensions on 4 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of June 30, 2005 was approximately $4.3 million. At June 30, 2005, 1 such loan was non-performing with an outstanding balance of approximately $51,000. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.
Total Expenses. For the transition period ended June 30, 2005, expenses totaled approximately $4.9 million compared to approximately $2.9 million for the nine months ended June 30, 2004, an increase of approximately $2.0 million or 68%. The increase is primarily related to the following:

•
We have commenced a judicial foreclosure on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii. Upon completion of a valuation analysis it was deemed necessary to provide a valuation allowance for the entire carrying value of the loan by approximately $1.2 million during the quarter ended June 30, 2005 See “Rightstar Loan Allowance.”

•
During the nine months ended June 30, 2005 we recorded a charge of approximately $278,000 in connection with the write down of real estate held for sale related to a custom residential property located in Santa Fe, New Mexico, a write down of $354,000 related to the carrying value of 166 residential lots located in Henderson, Nevada and a charge of approximately $639,000 relating to a 126 unit assisted living facility in Phoenix, Arizona

•	We sold a 126 unit hotel in Mesquite, Nevada and sustained a loss of approximately $389,000 during the quarter ended March 31, 2005.

•
For the nine months ended June 30, 2005 and 2004, we recognized professional fees of approximately $494,000 and $144,000, respectively, which was an increase of approximately $350,000. We expect these fees to continue at the amounts being incurred during the nine months ended June 30, 2005 due to continued costs related to foreclosures and the implementation and maintenance of requirements of the Sarbanes-Oxley Act of 2002.

•	Expenses related to the maintenance of real estate held for sale increased by approximately $340,000. This increase includes expenses of approximately $160,000 in property taxes.

The increase in expenses was partially offset by an interest expense decrease of approximately $1.1 million due to a decrease in the amount of secured borrowings of approximately $7.7 million.

Net Income. As a result of the foregoing factors the net income for the transition period ended June 30, 2005 totaled $1.1 million compared to $7.9 million for the nine months ended June 30, 2004, a decrease of $6.8 million or 86%.

Annualized Rate of Return to Members. For the transition period ended June 30, 2005, annualized rate of return to members totaled 1.9% as compared to 12.6% for the same period in 2004.

Distributions to Members. The following is a schedule of distributions paid from Net Income Available for Distribution as defined in our Operating Agreement and a return of capital for the transition period ended June 30, 2005 and the nine months ended June 30, 2004. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.

	For the Nine Month Transition Period Ended June 30, 2005	For the Nine Months Ended June 30, 2004
		(Unaudited)
Distributions of Net Income Available for Distribution	$3,694,000	$3,705,000
Distributions in Excess of Net Income Available for a Distribution Generated During the Period	--	--
Total Distributions	$3,694,000	$3,705,000

Net income available for distribution is a non-GAAP financial measure that is defined in our operating agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. We have presented net income available for distribution because management believes this financial measure is useful and important to members as net income available for distribution is the minimum amount required to be distributed to members pursuant to our operating agreement. In addition, cash flows from operations, which are the significant component of net income available for distribution, affect the capital available for investment in new loans. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using net income available for distributions only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows.

	For the Nine Month Transition Period Ended June 30, 2005	For the Nine Months Ended June 30, 2004
		(Unaudited)

Distribution of Net Income Available for Distribution	$3,694,000	$3,705,000
Additions to Working Capital Reserves (Amount Not Distributed)	1,000	4,828,000
Gain on sale of real estate held for sale	(1,072,000)	--
Loss on sale of real estate held for sale	400,000	--
Change in operating assets and liabilities:
Interest and other receivables	612,000	286,000
Due to Manager	270,000	98,000
Due to Related Parties	84,000	2,104,000
Prepaid expenses	--	8,000
Accounts payable and accrued liabilities	92,000	(16,000)
Net cash provided by operating activities	$4,081,000	$11,013,000
Net cash used by investing activities	$(914,000)	$(6,797,000)
Net cash used in financing activities	$(10,135,000)	$(11,353,000)

Fiscal Year Ended September 30, 2004 Compared To September 30, 2003

	For the Year Ended	For the Year Ended
	September 30, 2004	September 30, 2003

Total Revenues	$12,666,000	$10,365,000
Total Operating Expenses	$4,099,000	$6,054,000

NET INCOME	$8,567,000	$4,311,000

Net Income Allocated to Members	$8,567,000	$4,311,000

Net Income Allocated to Members Per Weighted Average Membership Units	$1.03	$0.45

Weighted Average Membership Units	8,339,404	9,668,310

Annualized Rate of Return to Members (a)	10.24%	4.46%

Cash Distributions	$5,098,000	$10,364,000

Cash Distributions Per Weighted Average Membership Units	$0.61	$1.07

Weighted Average Term of Outstanding Loans	19 months	13 months

(a)
The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units divided by the number of days during the period (366 for the year ended September 30, 2004 and 365 for the year ended September 30, 2003) and multiplied by 365 days in a year, then divided by ten (the original cost of $10 per unit).

Total Revenues. For the fiscal year ended September 30, 2004, total revenues were approximately $12.7 million compared to $10.4 million for the fiscal year ended September 30, 2003, an increase of $2.3 million or 22%.

The increase in revenue for the year compared to the prior year was primarily due to the recognition of $4.7 million in revenue related to a finder’s fee on the sale of real estate in the City of Mesquite, Nevada. Our Company and Fund II were presented with an opportunity to purchase the property but were prohibited by their respective operating agreements from purchasing the property. Instead, Vestin Mortgage facilitated the purchase and subsequent sale of the property. The subsequent sale of the property was made possible due to buyer financing provided by our company and Fund II. Vestin Mortgage directed that the buyer (an unaffiliated third party) pay a finder’s fee in the form of a promissory note to our company for $4.7 million and a $2.3 million promissory note to Fund II to reflect the fact that the transaction was made possible by financing provided by our company and Fund II. We received a promissory note in lieu of cash from an unaffiliated party in connection with the sale. The note required monthly interest payments at a rate of 8.5% per annum and had an original maturity date of June 13, 2005.

In addition, we loaned $0.9 million to the unaffiliated party and received a promissory note with an original maturity date of June 13, 2004 in connection with the sale. We were using the cost recovery method of accounting for the transaction. Accordingly, the Company did not recognize any income on the $4.7 million note until the principal balance of both notes was paid in full. Under the cost recovery method, interest payments received by the Company in excess of the principal balance are not recorded as income until such time as the note is paid off which occurred in the first calendar quarter of 2004. In February 2004, both notes were paid off and the Company recorded the $4.7 million as revenue related to the sale of real estate related to the original note and $0.3 million in interest income related to interest payments received prior to loan payoff.

The increase in revenue was partially offset by the declining amount of investments in real estate loans from approximately $51.7 million as of September 30, 2003 to approximately $47.3 million at September 30, 2004, a decrease of approximately $4.4 million or 9%. The decrease is primarily related to member redemptions for the year ended September 30, 2004. In addition, the weighted average interest rate on our loans as of September 30, 2004 was 10.28%, compared to 12.32% at September 30, 2003. At September 30, 2004 and 2003, interest income was approximately $7.5 million and $9.2 million, a decrease of approximately $1.7 million or 18%. While there has some movement in the economy towards higher interest rates, it is not clear if or when any such rate increases will impact our business.

Additionally, loan fees for the year ended September 30, 2004 decreased by approximately $0.4 million due to a decrease in loan fee sharing arrangements for the year.

The overall decline in interest rates over the past several years may have diminished the interest rates we can charge in our loans. The weighted average interest rate on our loans at September 30, 2004 was 10.28%, as compared to 12.32% at September 30, 2003. In addition, there has been an increase in competition from more conventional real estate lenders and real estate loan investors, such as commercial banks, thrifts, and mortgage brokers, due to the overall decline in interest rates. It is not clear yet if and when the recent, modest increases in federal funds rates will enable us to charge higher interest rates on our future loans. We do not believe the rising interest rate environment will increase or accelerate our loan delinquency rate or otherwise materially harm our business because all our loans are short term with fixed interest rates.

As of September 30, 2004, our Manager had granted extensions on 10 loans pursuant to the terms of the original loan agreements which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due to us from borrowers whose loans had been extended as of September 30, 2004 was approximately $6.9 million. At September 30, 2004, 7 such loans were performing with an outstanding balance of $3.2 million and 3 such loans were non-performing with an outstanding balance of $3.7 million. Our Manager concluded that no additional allowance for loan losses was necessary with respect to such loans.

Total Expenses. In fiscal year ended September 30, 2004, total expenses were approximately $4.1 million compared to $6.1 million for fiscal year ended September 30, 2003, a decrease of $2.0 million or 33%. The decrease in expenses resulted from several factors including the following:

•
Provisions for loan losses decreased by $0.3 million to $0.1 million for the year ended September 30, 2004 compared to $0.4 million for the same period in the prior year due to our Manager’s determination that our general allowance for loan losses is sufficient to cover any inherent losses related to our loan portfolio. Therefore, the general provision for loan losses was limited to $0.1 million for the year ended September 30, 2004.

•
We incurred valuation losses on real estate held for sale of approximately $1.1 million for the year ended September 30, 2004 as compared to $3.4 million in the prior year, a decrease of approximately $2.3 million. The decrease is based on factors specific to each property but generally related to our Manager’s evaluation of the real estate held for sale portfolio and the respective estimated values. Refer to “Investment in real estate held for sale.”

The decreases in expenses were partially offset by an increase in interest expense related to secured borrowings of approximately $0.7 million which totaled $1.8 million for the year ended September 30, 2004 compared to $1.1 million for the same period in the prior year.

Net Income. Overall, net income for the year ended September 30, 2004 was approximately $8.6 million compared to approximately $4.3 million for the same period in the 2003, an increase of $4.3 million or 100%.

Annualized Rate of Return to Members. For fiscal year ended September 30, 2004, the annualized rate of return to members was 10.27% compared to 4.45% for fiscal year ended September 30, 2003. The increase in annualized rate of return to members was primarily due to the factors as outlined above.

Distributions to Members. The following is a schedule of distributions paid from Net Income Available for Distribution as defined in our Operating Agreement and a return of capital for the years ended September 30, 2004 and 2003.

	For the Year Ended September 30, 2004	For the Year Ended September 30, 2003

Distributions of Net Income Available for Distribution	$5,098,000	$8,174,000
Distributions in Excess of Net Income Available for a Distribution Generated During the Period	--	2,190,000
Total Distributions	$5,098,000	$10,364,000

Net income available for distribution is a non-GAAP financial measure that is defined in our operating agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. We have presented net income available for distribution because management believes this financial measure is useful and important to members as net income available for distribution is the minimum amount required to be distributed to members pursuant to our operating agreement. In addition, cash flows from operations, which are the significant component of net income available for distribution, affect the capital available for investment in new loans. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using net income available for distributions only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows.

	For the Year Ended September 30, 2004	For the Year Ended September 30, 2003

Distribution of Net Income Available for Distribution	$5,098,000	$8,174,000
Additions to Working Capital Reserves (Amount Not Distributed)	3,569,000	--
Loss on sale of real estate held for sale	998,000	3,247,000
Change in operating assets and liabilities:
Interest and other receivables	226,000	(450,000)
Due to Manager	260,000	272,000
Due to Vestin Group	(127,000)	476,000
Due to Fund II	4,102,000	--
Note receivable from Manager	--	724,000
Prepaid expenses	8,000	(8,000)
Accounts payable and accrued liabilities	327,000	23,000
Net cash provided by operating activities	$14,461,000	$12,458,000
Net cash provided by investing	$(3,536,000)	$16,884,000
Net cash (used) by financing	$(14,803,000)	$(18,397,000)

Investments in Real estate loans Secured by Real Estate Portfolio

We have five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period. We had investments in 25 real estate loans as of April 30, 2006, with a fund balance of $53.4 million as compared to investments in 29 real estate loans as of June 30, 2005, with a fund balance of $67.1 million.

At April 30, 2006, three of our loans totaling approximately $7.8 million were non-performing, net of allowance for loan losses, (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We commenced foreclosure proceedings on these loans identified as the Mid-State and RightStar loans.

On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc for Vernon Downs became effective. As a result of the bankruptcy plan, we and Fund II received the following:

•
New first deed of trust from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $3.2 million. The new terms reflect a $1.2 million principal reduction, reducing our principal balance by approximately $171,000. The transaction resulted in our recording unearned revenue of approximately $171,000. The terms of the loan are 9% due in 6 months, with an option to extend for an additional 6 months for a fee.

•	The loan is secured by a first trust deed on Vernon Downs properties and a 150% personal guarantee by the borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion is approximately $71,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $282,000 of which our portion is approximately $40,000.

•	Payment of past due forbearance fees of approximately $555,000 of which our portion is approximately $79,000.

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of April 30, 2006, we have provided a specific reserve related to the four cemeteries and eight mortuaries in Hawaii, of which our portion of the specific reserve is $4.8 million. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. For additional information on our investments in real estate loans, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Transition Report Form 10-K.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For additional information regarding the roll-forward of the allowance for loan losses for the ten months ended April 30, 2006, refer to Note D - Investments In Real Estate Loans of the Notes to Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Transition Report Form 10-K.

Investments in Real Estate Held for Sale

At April 30, 2006, we held one property with a carrying value of approximately $2.5 million, which was acquired through foreclosure and recorded as an investment in real estate held for sale. During the ten month transition period we sold two properties. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. For additional information on our investments in real estate loans, refer to Note F -Real Estate Held for Sale of the Notes to the Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Transition Report Form 10-K.

Investments in real estate held for sale — seller financed

At April 30, 2006, we held an interest in two properties with a total carrying value of approximately $8.8 million, which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which ranges from 10% to 25%. We may share ownership of such properties with Fund II, Fund III, the Manager, or other related and/or unrelated parties. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. For additional information on our investments in real estate loans, refer to Note G -Real Estate Held for Sale-Seller Financed of the Notes to the Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Transition Report Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of April 30, 2006, all contractual obligations were paid in full.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at April 30, 2006 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1% or 100 basis points	$604,000
Weighted average interest rate assumption increased by 5% or 500 basis points	$3,022,000
Weighted average interest rate assumption decreased by 1% or 100 basis points	$(604,000)
Weighted average interest rate assumption decreased by 5% or 500 basis points	$(3,022,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at April 30, 2006 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$535,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$2,673,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(535,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(2,673,000)

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

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes. Subject to a 3% reserve, we generally use all of our available funds to invest in real estate loans. Distributable cash flow generated from such loans is paid out to our members unless they have elected to reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage an annual management fee of up to 0.25% of our aggregate capital contributions.

During the ten month transition period ended April 30, 2006, cash flows provided by operating activities approximated $0.8 million. Investing activities consisted of cash provided by loan payoffs of approximately $36.3 million, cash proceeds from sale of investments in real estate loans of approximately $9.3 million. Cash used for new investments and purchases of real estate loans of approximately $33.7 million, and proceeds from the sale of real estate held for sale of approximately $4.2 million. Financing activities consisted of members’ redemptions in the amount of approximately $8.3 million and distributions of approximately $3.8 million (net of reinvestments).

At April 30, 2006, we had approximately $10.7 million in cash, $0.3 million in certificates of deposit, and approximately $63.5 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.

As of April 30, 2006, 15% of our members have elected to reinvest their distributions. We have no current plans to sell any new shares except through our dividend reinvestment program. The level of dividend reinvestment in the future will depend upon our performance, as well as, the number of our members who prefer to reinvest rather than receive current dividends.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling $7.8 million and $2.5 million, respectively, as of April 30, 2006 compared to $6.8 million and $7.8 million, respectively, as of June 30, 2005. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

Historically, redemptions by our members reduced the capital we had available for investment. As of April 30, 2006, the total of redemptions made from inception was approximately $47.8 million. During the ten month transition period ended April 30, 2006, we redeemed approximately $8.3 million of Members’ capital. Due to Fund I’s subsequent merger into Vestin Realty Mortgage I, Inc. as of May 1, 2006, we will no longer redeem units since all units have been converted into shares of Vestin Realty Mortgage I, Inc.

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

As of April 30, 2006, we did not have any funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above compared to $11.4 million at June 30, 2005.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

Most of our assets consist of investments in real estate loans. At April 30, 2006, our aggregate investment in real estate loans was approximately $40.0 million net of allowance with a weighted average effective interest rate of 9.85%. Most of the real estate loans have an initial term of 12 months; the weighted average term of outstanding loans at April 30, 2006 was 18 months. All of the outstanding real estate loans at April 30, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties and one has an exit fee.

Market fluctuations in interest rates generally do not affect the carrying value of our investment in real estate loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity which would reduce the demand for commercial real estate loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.

The following table contains information about the investment in mortgage loans held in our portfolio as of April 30, 2006. The presentation aggregates the investment in mortgage loans by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of April 30, 2006.

	Interest Earning Assets Aggregated by Maturity at April 30, 2006
Interest Earning Assets	2006	2007	2008	2009	Thereafter	Total

Investments In Real Estate Loans	$33,986,000	$19,468,000	$--	$--	$--	$53,454,000

Weighted Average Interest Rates	10.48%	8.75%	--%	--%	--%	9.85%

At April 30, 2006, we also had approximately $11.0 million invested in cash, cash equivalents, and certificates of deposit. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Transition Report Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Transition Report on Form 10−K, our management carried out an evaluation, under the supervision and with the participation of the our management, including the CEO and CFO, as of April 30, 2006, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a−15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 30, 2006 because of the material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Transition Report on Form 10−K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of April 30, 2006. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of April 30, 2006, management identified the following material weaknesses in their assessment of the effectiveness of our internal control over financial reporting:

•
We did not adequately implement certain controls over investments in real estate loans, specifically relating to the computer database of investments in real estate loans which summarizes information used to prepare the related disclosures. We also identified errors in recording transactions specifically related to interest income from investment in real estate loans. These disclosures include the classification of the types of loans, portfolio percentage, loan to value percentage, and the geographical location of the investment in real estate loans. These areas included logical access security controls to the computer database, and we have therefore identified a material weakness in our information technology general controls as of April 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006 has been audited by Moore Stephens Wurth Frazer and Torbet, LLP, our independent registered public accounting firm, as stated in its report which appears below in this Item 9A.

Remediation Plan

To remediate our material weakness over the computer database of investments in real estate loans, management is currently establishing and implementing controls, policies and procedures within our information technology department that will provide monitoring and management of the computer systems access rights. Such procedures, when established, will provide for various levels of access by certain individuals as deemed appropriate by management. These procedures will also provide for appropriate approvals for programming changes, along with supporting documentation of such approvals. Management is currently reviewing all individuals and their functions and duties within our information technology department to fully establish these access and approval controls. Management will also continue evaluating controls related to the recognition of interest income from investment in real estate loans to determine whether additional controls and procedures should be implemented.

Changes in Internal Control Over Financial Reporting

Our management has not identified any changes in our internal controls over financial reporting during our Transition Quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as discussed above.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected. Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors.

Notwithstanding the above, nothing has come to the attention of management which would cause management to believe that the material weaknesses noted above have resulted in material misstatements or errors in our financial statements as of April 30, 2006, or for any prior periods.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Vestin Realty Mortgage I, Inc., successor to Vestin Fund I, LLC

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A), that Vestin Realty Mortgage I, Inc., successor to Vestin Fund I, LLC (the Company) did not maintain effective internal control over financial reporting as of the ten month transition period ended April 30, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vestin Realty Mortgage I’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of the ten month transition period ended April 30, 2006:

•
The Company did not adequately implement certain controls over investments in real estate loans, specifically relating to the computer database of investments in real estate loans which summarizes information used to prepare the related disclosures. The Company also identified errors in recording transactions specifically related to interest income from investment in real estate loans. These disclosures include the classification of the types of loans, portfolio percentage, loan to value percentage, and the geographical location of the investment in real estate loans. These areas included logical access security controls to the computer database, and we have therefore identified a material weakness in our information technology general controls as of April 30, 2006.

In our opinion, management’s assessment that Vestin Realty Mortgage I, Inc. did not maintain effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Vestin Realty Mortgage I, Inc. has not maintained effective internal control over financial reporting as of April 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
June 27, 2006

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We are managed by Vestin Mortgage which is engaged in asset management, real estate lending and other financial services. Vestin Mortgage, a privately held company and wholly-owned subsidiary of Vestin Group, has no audit committee and no requirement for independence at this time.

Directors and Executive Officers

The following table sets forth the names, ages as of April 30, 2006 and positions of the individuals who serve as our directors and executive officers:

Name	Age	Title

Michael V. Shustek	47	President, Chief Executive Officer and Director
John W. Alderfer	62	Chief Financial Officer and Director
Robert J. Aalberts(1)(2)(3)	55	Director
Fredrick J. Zaffarese Leavitt(1)(2)(3)	34	Director
Roland M. Sansone(1)(2)(3)	50	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

The following table sets forth the names, ages as of April 30, 2006 and positions of the individuals who serve as directors and executive officers of Vestin Mortgage, our manager:

Name	Age	Title

Michael V. Shustek	47	President, Chief Executive Officer and Chairman
John W. Alderfer	61	Chief Financial Officer
Michael J. Whiteaker	56	Vice President of Regulatory Affairs
Daniel B. Stubbs	44	Senior Vice President, Underwriting
Jennifer Tsuneta	34	Vice President of Loan Servicing
Shannon Haddow	37	Vice President of Investor Relations

Directors and Executive Officers of Vestin Realty Mortgage I and Vestin Mortgage

The principal occupation and business experience for the directors and executive officers of Vestin Realty Mortgage I and Vestin Mortgage, other than the independent and unaffiliated directors of Vestin Realty Mortgage I described below, are as follows:

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the loan committee of Vestin Mortgage. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.” Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

John W. Alderfer has served as the Chief Financial Officer of Vestin Group effective January 2005 and was elected a director of Vestin Group effective March 2005. Mr. Alderfer previously served as Chief Financial Officer of Vestin Group from September 2002 to February 2004. From February 2004 to December 2004, Mr. Alderfer served as a consultant to Vestin Group. From October 1998 to September 2002, Mr. Alderfer was retired. From September 1996 to October 1998, Mr. Alderfer was a Director, Vice President, Treasurer, and Chief Financial Officer of Interactive Flight Technologies, Inc. From September 1990 to June 1996, Mr. Alderfer was Senior Vice President, Treasurer, and Chief Financial Officer of Alliance Gaming Corporation. Mr. Alderfer is the former Senior Vice President, Corporate Controller and Chief Accounting Officer of Summa Corporation and The Hughes Corporation, 100% owned by the Estate of Howard R. Hughes. Mr. Alderfer received his BBA degree in accounting from Texas Tech University. He is a Certified Public Accountant.

Michael J. Whiteaker has been Vice President of Regulatory Affairs of Vestin Mortgage and Vestin Group since May 1999. Mr. Whiteaker is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982, Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.

Daniel B. Stubbs has been the Senior Vice President, Underwriting of Vestin Mortgage since January of 2000. Mr. Stubbs heads the loan department for Vestin Mortgage and is responsible for reviewing loan requests and performs due diligence necessary for risk analysis in connection with the underwriting process. In addition, Mr. Stubbs serves on the loan committee and acts as liaison for Vestin Mortgage with the various commercial loan participants. Mr. Stubbs has 15 years experience in the title insurance industry and has received a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

Jennifer Tsuneta is Vice President of the Loan Servicing Department of Vestin Mortgage. Ms. Tsuneta currently is the Manager of the Loan Servicing Department and has served in various capacities with Vestin Mortgage since 1994. As one of the very first employees of Vestin, Ms. Tsuneta is familiar with the daily company operations as well as client relations. Prior to her employment at Vestin Mortgage, Ms. Tsuneta served as an assistant in the Trust Department with Bank of America. Ms. Tsuneta received a Bachelor of Science degree in Business Administration from the University of Nevada, Las Vegas in 1993.

Shannon Haddow is Vice President of Investor Relations of Vestin Mortgage. Ms. Haddow has served as the Compliance Officer for Vestin Capital, Inc. since October of 2004 and previously was a registered sales representative beginning in May of 2000. Prior to Vestin Capital, Ms. Haddow was employed as an investor relations representative with Vestin Mortgage from December 1998 to May 2000. Ms. Haddow has also served as a controller for Ivory Homes located in Salt Lake City, Utah and has a real estate license in the State of Nevada as well as Series 7, 22, 24 and 63 securities licenses.

Unaffiliated Directors of Vestin Realty Mortgage I

The principal occupation and business experience for the independent and unaffiliated directors of Vestin Realty Mortgage I are as follows:

Robert J. Aalberts was a director of Vestin Group from April 1999 to December 2005. He has been a director of Vestin Realty Mortgage I since January 2006. Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship in the College of Business at the University of Nevada, Las Vegas. From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; including Real Estate Law 6th Ed. (2006) published by the Thomson/West Company. He is also the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Since 1992, Professor Aalberts has been the Editor-in-chief of the Real Estate Law Journal. Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and received a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota. He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).

Fredrick J. Zaffarese Leavitt was a director of Vestin Group from November 2004 to December 2005. He has been a director of Vestin Realty Mortgage I since January 2006. Since August of 1993 Mr. Zaffarese has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review. Additionally, Mr. Zaffarese sits on various audit committees involving the utility industry. Mr. Zaffarese is a CPA and a graduate of University of Nevada Las Vegas.

Roland M. Sansone has been a director of Vestin Realty Mortgage I since January 2006 and has served as President of Sansone Development, Inc. since 2002. Sansone Development, Inc. is a real estate development company. Mr. Sansone has been self-employed as a Manager and developer of real estate since 1980. Mr. Sansone is currently the president of several companies that develop, own and manage commercial and residential property. Mr. Sansone attended Mt. San Antonio College.

Board Composition

Our board of directors is authorized to have up to 15 directors. Our board of directors is currently comprised of five directors. In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms. The members of the classes are divided as follows:

•	The class I director is Mr. Zaffarese, and his term will expire at the 2007 annual meeting of stockholders;

•	The class II directors is Messrs, Alderfer and Sansone, and their terms will expire at the 2008 annual meeting of stockholders; and

•	The class III directors is Messrs, Aalberts and Shustek, and their terms will expire at the 2009 annual meeting of stockholders.

The authorized number of directors may be changed only by resolution of the board of directors. Any additional directors resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in our control or management. Our directors will hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification or removal for cause by the affirmative vote of the holders of at least a majority of our outstanding stock entitled to vote on election of directors.

Board Committees

Our board of directors have an audit committee, a nominating committee and a compensation committee. There are no family relationships among any of our directors or executive officers.

Audit Committee. The audit committee consists of Messrs, Aalberts, Zaffarese and Sansone. Our board of directors has determined that Mr. Zaffarese is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable Nasdaq stock market rules. We believe the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and SEC rules and regulations.

Our audit committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. This committee’s responsibilities include, among other things:

•	Selecting and hiring our independent auditors;

•	Evaluating the qualifications, independence and performance of our independent auditors;

•	Approving the audit and nonaudit services to be performed by our independent auditors;

•	Reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies;

•	Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; and

•	Reviewing with management and our auditors any earnings announcements and other public announcements regarding our results of operations.

Our independent auditors and internal financial personnel regularly meet privately with our audit committee and have unrestricted access to this committee.

Nominating Committee. The nominating committee consists of Messrs, Aalberts, Zaffarese and Sansone. We believe the composition of our nominating committee meets the criteria for independence under, and the functioning of our nominating committee complies with applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and SEC rules and regulations.

Our nominating committee’s purpose is to assist our board of directors by identifying individuals qualified to become directors. This committee’s responsibilities include, among other things:

•	Evaluating the composition, size and governance of our board of directors and make recommendations regarding future planning and the appointment of directors;

•	Establishing a policy for considering stockholder nominees for election to our board of directors; and

•	Evaluating and recommending candidates for election to our board of directors.

Compensation Committee The compensation committee consists of Messer, Aalberts, Zaffarese and Sansone. We believe the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and SEC rules and regulations.

Our compensation committee’s purpose is to assist our board of directors relating to compensation of the Company’s directors, executive officers and its sole manager, Vestin Mortgage, Inc.; and to produce as may be required an annual report on executive officer compensation. Subject to applicable provision of our bylaws and the Management Agreement with Vestin Mortgage, the compensation committee is responsible for reviewing and approving compensation paid by us to Vestin Mortgage.

Director Compensation

Currently, our directors who are also employees of our company receive no additional compensation for their services as directors. Our non-employee directors receive $500 for each board meeting they attend, whether in person or by phone, and are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees of our Manager. The Code of Business Conduct and Ethics may be found on our web site at www.vestinrealtymortgage1.com.

ITEM 11.   EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the total number and percentage of Fund I units beneficially owned as of April 30, 2006 by:

•	each director;

•	our chief executive officer and our other executive officers; and

•	all executive officers and directors as a group.

As of April 30, 2006, none of our members were beneficial owners of 5% or more of our units.

Unless otherwise noted, the percentage ownership is calculated based on 6,868,740 shares of Fund I outstanding as of April 30, 2006. The address of each of the persons in the table is c/o Vestin Realty Mortgage I, Inc., 8379 West Sunset Road, Las Vegas, Nevada 89113.

Units Beneficially Owned
Beneficial Owner	Number	Percent

Michael V. Shustek(1)	101,042	1.47%
John W. Alderfer	--	--
Robert J. Aalberts	--	--
Frederick J. Zaffarese Leavitt	--	--
Roland M. Sansone	--	--
All directors and executive officers as a group (5 persons)	101,042	1.47%

(1)
Includes 100,000 units held by Vestin Mortgage and 1,042 units held by The Michael V. Shustek Trust. Mr. Shustek is the Chairman, President and Chief Executive Officer of Vestin Mortgage and indirectly owns all of the capital stock of Vestin Mortgage. Mr. Shustek is the trustee of the Michael V. Shustek Family Trust.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager

Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions, paid monthly. The amount of management fees paid to our Manager for the ten month transition period ended April 30, 2006 and the nine month transition period ended June 30, 2005 approximated $230,000 and $201,000, respectively.

Additionally, for the ten months ended April 30, 2006, we recorded pro rata distributions owed to our Manager of approximately $55,000 and $46,000 for the same period in the prior year based upon the total of 100,000 units owned by our Manager.

As of April 30, 2006, and June 30, 2005, we owed the Manager $37,000 and $922,000, respectively, related to unpaid management fees, and expenses paid on our behalf related to the maintenance of real estate held for sale.

Transactions with the Funds

As of April 30, 2006 and June 30, 2005, we owed Fund II $0 and $1,560,000, respectively. The balance was primarily related to payments made on our behalf for maintenance expenses incurred on real estate owned properties.

As of April 30, 2006 and June 30, 2005, we owed Fund III $0 and $6,000, respectively primarily related to payments they made on our behalf for legal expenses incurred.

During the ten months ended April 30, 2006, we sold $8,800,000 in real estate loans to Fund II. In addition, we bought $500,000 in real estate loans from Fund II.

Transactions with Other Related Parties

For the ten month transition period ended April 30, 2006 and the nine month transition period ended June 30, 2005, we incurred $36,000 and $8,000 respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest.

For the ten month transition period ended April 30, 2006 and the nine month transition period ended June 30, 2005, we incurred $131,000 and $75,000, respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

During the ten month transition period ended April 30, 2006 and the nine month transition period ended June 2005, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

	April 30, 2006	June 30, 2005
Audit Fees	$298,000	$300,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

The Audit Committee of Vestin Group (the “Audit Committee”) has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Moore Stephens’ independence.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by independent auditors under engagements entered into on or after May 6, 2003, were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities Exchange Act of 1934, Section 10A(i)(1)(B), on pre-approval.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements

The financial statement are contained on Pages F-2 through F-27 on this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. Financial Statement Schedules

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(2)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
3.1(2)	Articles of Incorporation of the Registrant
3.2(2)	Bylaws of the Registrant
3.3(2)	Form of Articles Supplementary of the Registrant
4.1(2)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(3)	Specimen Common Stock Certificate
4.3(2)	Form of Rights Certificate
10.1(2)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2(2)	Form of Rights Agreement between the Registrant and the rights agent
10.3(1)	Assignment Agreement, dated January 23, 2004, by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund
10.4(1)	Intercreditor Agreement, dated January 17, 2003, by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Western United Life Assurance Company
10.5(1)	Intercreditor Agreement, dated April 22, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund
10.6(1)	Intercreditor Agreement, dated June 24, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund
10.7(1)	Participation Agreement, dated May 13, 2004, by and among the Registrant, Vestin Fund I, LLC, Vestin Fund II, LLC and Royal Bank of America
21.1(3)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350
99.2R	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to our Form S-4 Registration Statement filed on May 27, 2005 (File No. 333-125347).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347).
(3)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc. (successor to Vestin Fund I, LLC)

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	June 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	June 27, 2006
Michael V. Shustek	(Principal Executive Officer)

/s/ John W. Alderfer	Chief Financial Officer and Director	June 27, 2006
John W. Alderfer	(Principal Financial and Accounting Officer)

/s/ Robert J. Aalberts	Director	June 27, 2006
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	June 27, 2006
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	June 27, 2006
Roland M. Sansone

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Vestin Realty Mortgage I, Inc., successor to Vestin Fund I, LLC

We have audited the accompanying balance sheets of Vestin Realty Mortgage I, Inc., successor to Vestin Fund I, LLC, (“the Company”) as of April 30, 2006 and June 30, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the ten month transition period ended April 30, 2006 and for the nine month transition period ended June 30, 2005 and for each of the two years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage I, Inc., as of April 30, 2006 and June 30, 2005, and the results of its operations and its cash flows for the ten month transition period ended April 30, 2006 and for the nine month transition period ended June 30, 2005 and for each of the two years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vestin Realty Mortgage I, Inc., internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 27, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
June 27, 2006

FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

BALANCE SHEETS

ASSETS

	April 30, 2006	June 30, 2005

Cash	$10,732,000	$2,862,000
Certificates of deposit	300,000	300,000
Interest and other receivables	953,000	682,000
Note receivable, net of allowance of $729,000 at April 30, 2006 and $747,000 at June 30, 2005	291,000	119,000
Real estate held for sale	2,497,000	7,757,000
Real estate held for sale - seller financed	8,797,000	10,374,000
Investment in real estate loans, net of allowance for loan losses of $4,801,000 at April 30, 2006 and $1,896,000 at June 30, 2005	39,975,000	54,878,000
Assets under secured borrowings	--	11,391,000

Total assets	$63,545,000	$88,363,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$362,000	$443,000
Due to Fund Manager	37,000	922,000
Due to Vestin Group	--	2,000
Due to Vestin Fund II	--	1,560,000
Due to Vestin Fund III	--	6,000
Secured borrowings	--	11,391,000
Deposit liability	916,000	768,000
Total liabilities	1,315,000	15,092,000

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,868,740 shares issued at April 30, 2006	1,000	--
Capital in excess of par	62,229,000	--
Members equity - Authorized 10,000,000 units at $10 per unit, 7,686,323 members units issued and outstanding at June 30, 2005	--	73,271,000
Total equity	62,230,000	73,271,000

Total liabilities and stockholders' equity	$63,545,000	$88,363,000

The accompanying notes are an integral part of these statements.

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)
STATEMENTS OF OPERATIONS

	FOR THE TEN MONTH TRANSITION PERIOD ENDED	FOR THE NINE MONTH TRANSITION PERIOD ENDED	FOR THE YEAR END
	April 30, 2006	June 30, 2005	September 30, 2004	September 30, 2003

Revenues
Interest income from investment in real estate loans	$4,144,000	$4,303,000	$7,519,000	$9,194,000
Gain on sale of real estate held for sale	521,000	1,072,000	-	-
Gain on sale of marketable securities	47,000	-	-	-
Revenue related to the sale of real estate	-	-	4,667,000	-
Other income	472,000	694,000	480,000	1,171,000
Total revenues	5,184,000	6,069,000	12,666,000	10,365,000

Operating expenses
Management fees-related party	230,000	201,000	255,000	253,000
Provision for loan loss	3,000,000	1,296,000	100,000	400,000
Interest expense	176,000	408,000	1,789,000	1,121,000
Loss on sale of real estate held for sale	-	400,000	463,000	-
Write down on real estate held for sale	-	1,271,000	535,000	3,383,000
Write off of deferred bond offering costs	-	-	-	204,000
Expenses related to real estate held for sale	220,000	708,000	597,000	467,000
Professional Fees	310,000	411,000	225,000	190,000
Professional fees - related parties	167,000	83,000	5,000	5,000
Other	31,000	163,000	130,000	31,000
Total operating expenses	4,134,000	4,941,000	4,099,000	6,054,000

NET INCOME	$1,050,000	$1,128,000	$8,567,000	$4,311,000

Net income allocated to members	$1,050,000	$1,128,000	$8,567,000	$4,311,000

Net income allocated to members per weighted average membership units	$0.14	$0.14	$1.03	$0.45

Weighted average membership units	7,369,224	7,919,354	8,339,404	9,668,310

The accompanying notes are an integral part of these statements.

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

STATEMENT OF STOCKHOLDERS' EQUITY

FROM SEPTEMBER 30, 2003 TO APRIL 30, 2006

	Units	Amount
Members’ equity at September 30, 2003	9,124,566	$86,515,000

Distributions		(5,098,000)

Reinvestments of distributions	85,761	857,000

Members’ redemptions	(856,270)	(8,563,000)

Net income		8,567,000

Members’ equity at September 30, 2004	8,354,057	82,278,000

Distributions		(3,694,000)

Reinvestments of distributions	48,930	489,000

Members’ redemptions	(716,664)	(6,930,000)

Net income		1,128,000

Members’ equity at June 30, 2005	7,686,323	73,271,000

Distributions		(4,128,000)

Reinvestments of distributions	32,281	323,000

Members' redemptions	(849,864)	(8,286,000)

Net income		1,050,000

Stockholders' equity at April 30, 2006	6,868,740	$62,230,000

The accompanying notes are an integral part of these statements.

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)
STATEMENTS OF CASH FLOWS

	FOR THE TEN MONTH TRANSITION PERIOD ENDED	FOR THE NINE MONTH TRANSITION PERIOD ENDED	FOR THE YEAR END
	April 30, 2006	June 30, 2005	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net income	$1,050,000	$1,128,000	$8,567,000	$4,311,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision of doubtful accounts related to receivable	(17,000)	--	--	--
Write down of real estate held for sale	-	1,271,000	--	3,259,000
Write off of deferred bond offering costs	-	-	--	204,000
Gain on sale of real estate held for sale	(519,000)	(1,072,000)	--	---
Loss on sale of real estate held for sale	-	400,000	998,000	3,247,000
Provision for loan losses	3,000,000	1,296,000	100,000	400,000
Gain on sale of marketable securities	(47,000)	--	--	--
Change in operating assets and liabilities:
Interest and other receivables	(30,000)	612,000	226,000	(450,000)
Due to Manager	(885,000)	270,000	260,000	272,000
Due to Vestin Group	(2,000)	(3,000)	(127,000)	476,000
Due to Fund II	(1,560,000)	81,000	4,102,000	--
Due to Fund III	(6,000)	6,000	--	--
Note receivable form manager	--	--	--	724,000
Allowance for loan losses	(95,000)	--	--	--
Prepaid expenses	--	-	8,000	(8,000)
Accounts payable and accrued liabilities	(81,000)	92,000	327,000	23,000
Net cash provided by operating activities	808,000	4,081,000	14,461,000	12,458,000

Cash flows from investing activities:
Investments in real estate loans	(27,830,000)	(20,565,000)	(39,473,000)	(17,298,000)
Purchase of investments in real estate loans including interest receivable of $515,000.	(5,408,000)	--	--	--
Purchase of investments in real estate loans from:
Fund II	(500,000)	(600,000)	--	(14,470,000)
Vestin Mortgage	--	--	--	(479,000)
Other related parties	--	--	(350,000)	(6,509,000)
Proceeds from loan payoff	36,315,000	11,490,000	35,011,000	35,079,000
Principal payments on real estate held for sale-seller financed	2,585,000	--	--	--
Sale of investments in real estate loans to:
Fund II	8,800,000	--	--	13,112,000
Vestin Group	--	--	--	4,500,000
Other related parties	--	--	--	291,000
Third party	462,000	--	5,528,000	1,030,000
Proceeds from sale of investment in real estate	4,227,000	8,245,000	--	1,600,000
Proceeds from note receivable	17,000	--	--	--
Purchase of marketable securities	(3,565,000)	--	--	--
Proceeds from sale of marketable securities	3,612,000	--	--	--
Cash outlays for real estate held for sale	--	--	(5,350,000)	--
Proceeds from redemptions of certificates of deposit	--	--	875,000	--
Deposit liability	438,000	516,000	223,000	28,000
Net cash provided (used) by investing activities	$19,153,000	$(914,000)	$(3,536,000)	$16,884,000

The accompanying notes are an integral part of these statements.

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)
STATEMENTS OF CASH FLOWS

	FOR THE TEN MONTH TRANSITION PERIOD ENDED	FOR THE NINE MONTH TRANSITION PERIOD ENDED	FOR THE YEAR END
	April 30, 2006	June 30, 2005	September 30, 2004	September 30, 2003

Cash flows from financing activities:
Payment on note payable	$(881,000)	$--	$(2,000,000)	$--
Proceeds from issuance of note payable	881,000	--	--	--
Members' distributions, net of reinvestments	(3,750,000)	(3,159,000)	(4,196,000)	(7,948,000)
Members' distributions, net of reinvestments-related party	(55,000)	(46,000)	(45,000)	(101,000)
Members' redemptions	(8,286,000)	(6,930,000)	(8,562,000)	(10,348,000)
Net cash used in financing activities	(12,091,000)	(10,135,000)	(14,803,000)	(18,397,000)

NET CHANGE IN CASH	7,870,000	(6,968,000)	(3,878,000)	10,945,000

Cash, beginning of period	2,862,000	9,830,000	13,708,000	2,763,000

Cash, end of period	$10,732,000	$2,862,000	$9,830,000	$13,708,000

Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Loans funded through secured borrowing	$1,665,000	$8,830,000	$30,233,000	$31,457,000
Loan payoffs of loans funded through secured borrowings	$13,056,000	$3,574,000	$44,422,000	$17,771,000
Real estate held for sale acquired through foreclosure	$--	$2,149,000	$6,581,000	$36,920,000
Reduction in Note Payable to Fund II due to valuation allowance on real estate held for sale	$--	$--	$455,000	$--
Sale of real estate held for sale where we provide the financing	$886,000	$--	$7,910,000	$--
Issuance of note receivable related to sale of real estate held for sale	$171,000	$--	$--	$--
Investment in real estate held for sale reclassified from interest receivable	$--	$33,000	$--	$--
Loans rewritten with same or similar property as collateral	$57,000	$868,000	$5,759,000	$14,348,000
Deferred offering cost paid by Manager	$--	$--	$--	$125,000
Investments in real estate loans acquired for investments in real estate held for sale	$--	$--	$--	$479,000
Note receivable related to capital contribution by Manager	$--	$--	$--	$724,000
In substance payoff of payable to Manager related to capital contribution by Manger	$--	$--	$--	$876,000
Sale of right to receive proceeds of guarantee	$--	$--	$--	$3,084,000
Note receivable from guarantor in exchange for release of guarantee	$--	$--	$119,000	$--

The accompanying notes are an integral part of these statements.

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

NOTE A — ORGANIZATION

Vestin Fund I, LLC (“Fund I”) was organized in December 1999 as a Nevada limited liability company for the purpose of investing in real estate loans. Vestin Realty Mortgage I, Inc. (the “Registrant”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Fund I. On May 1, 2006, Fund I merged into the Registrant and the members of Fund I received one share of the Registrant’s common stock for each membership unit of Fund I. This report is filed by the Registrant as the successor to Fund I. References in this report to the “Company”, “we”, “us” or “our” refer to Fund I with respect to the period ending on April 30, 2006 and to the Registrant with respect to the period commencing on May 1, 2006. Because we were a limited liability company during the periods reflected in this report, we make reference to our “members” rather than “stockholders” in reporting our financial results.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to as “deeds of trust”). We commenced operations in August 2000.

We intend to operate as a real estate investment trust (“REIT”); we are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a REIT, we are required to have a December 31st year end.

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

Pursuant to a Management Agreement, the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to direct our business operations. As a result, our operating results are dependent upon the Manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the Manager of Vestin Realty Mortgage II, Inc., as the successor by merger to Vestin Fund II, LLC, referred to as “Fund II”, Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Year End

On May 1, 2006, Vestin Fund I, LLC merged into Vestin Realty Mortgage I, Inc. Prior to the merger, Vestin Fund I had a June 30 fiscal year end. Accordingly, the financial information reflects the results for the ten month transition period ended April 30, 2006.

The following table presents certain comparative transition period financial information for the ten months ended April 30, 2006 and 2005.

	Ten Months Ended April 30,
	2006	2005
		(Unaudited)

Revenue	$5,184,000	$5,482,000
Operating Expenses	4,134,000	3,592,000
Net Income	$1,050,000	$1,890,000
Net Income Allocated to members per weighted average membership units	$0.14	$0.23
Weighted average membership units	7,369,217	8,098,728

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

Investments in Real Estate Loans

The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company's Management Agreement provided the price does not exceed the original cost. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company's capital. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

As of April 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of one of our loans which includes principal and interest payments. As of April 30, 2006, the loan had a balance of approximately $7.6 million and had a term of thirty-six months, maturing in the next 17 months. In addition, we invest in real estate loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At April 30, 2006, we had $5.8 investments in real estate loans which had interest reserves where the total outstanding principal was approximately $29.6 million, including participating lenders. These loans had interest reserves of approximately $1.3 million, of which our portion is $0.2 million. At June 30, 2005, we had $13.5 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $67.8 million, including participating lenders. These loans had interest reserves of approximately $3.7 million, of which our portion was $0.6 million.

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

Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include:

•	Declines in real estate market conditions, which can cause a decrease in expected market value;

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes;

•
Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances;

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property; and

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company's intent to invest in or own real estate as a long-term investment. In accordance with Statement of Financial Accounting Standards 144 - Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”), the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Real Estate Held For Sale - Seller Financed

The Company occasionally finances sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, Statement of Financial Accounting Standards 66 - Accounting for Sales of Real Estate ("FAS 66'') requires the buyer of the real estate to make minimum and initial continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.

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

In cases where the investment by the buyer is significant (generally 20% or more) and the buyer has an adequate continuing investment, the purchase money debt is not subject to future subordination, and a full transfer of risks and rewards has occurred, we will use the full accrual method. Under the full accrual method a sale is recorded and the balance remaining to be paid is recorded as a normal note. Interest is recorded as income when received.

Classification of Operating Results from Real Estate Held for Sale

Statement of Financial Accounting Standards 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144'') generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. The Company's operations involve foreclosing on real estate when necessary and the Company considers these operating results to be part of the Company's continuing operations. Accordingly, expenses related to real estate held for sale have been included on the accompanying statements of income, net of related rental income when applicable.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain mortgage loans with us and/or Fund II and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. The Company does not receive any revenues for entering into secured borrowing arrangements.

Marketable Securities

Investments in marketable securities consist of bonds secured by real estate and mortgage backed securities. The securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”), requires the determination of fair value of the Company’s financial assets. The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a)	Certificate of Deposits and Short-Term Investments: The carrying amounts of these instruments are at amortized cost, which approximates fair value.

(b)
Investment in Real Estate Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans, which are delinquent and/or in foreclosure are determined by underlying collateral securing the loans.

(c)
Assets under Secured Borrowing: The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

At April 30, 2006 and June 30, 2005, the estimated fair values of the real estate loans were approximately $46.7 million and $66.2 million, respectively. At April 30, 2006, we had no assets under secured borrowings and at June 30, 2005, the estimated fair values of assets under secured borrowings were approximately $11.4 million. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Net Income Allocated to Members Per Weighted Average Membership Unit

Net income allocated to members per weighted average membership unit is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

Segments

We operate as one business segment.

Income Taxes

Since we were a Limited Liability Company during the periods reflected in this report, the income tax effects resulting from the Company’s operations pass through to the members individually and, accordingly, no provision for income taxes is included in the financial statements as of April 30, 2006.

Under the Tax Relief and Reconciliation Act of 2003, the maximum U.S. federal income tax rate on both distributions from certain domestic and foreign corporations and net long-term capital gain for individuals was reduced to 15% until 2008. The Tax Increase Prevention and Reconciliation Act of 2005 which signed into law on May 17, 2006, extends the 15% long-term net capital gain rate to 2010. However, this reduced rate of tax on distributions generally will not apply to our distributions (except those distributions identified by the company as “capital gain dividends” which are taxable as long-term capital gain) and therefore such distributions generally will be taxed as ordinary income. Ordinary income generally is subject to U.S. federal income tax rate at a rate of up to 35% for individuals. The higher tax rate on our distributions may cause the market to devalue our common stock relative to stock of those corporations whose distributions qualify for the lower rate of taxation. Please note that, as a general matter, distributions from a REIT will be taxed at the same rate as stockholders’ share of Fund I’s taxable income attributable to its realized net interest income.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation.NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

We maintain cash deposit accounts and certificates of deposit, which at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of April 30, 2006 and June 30, 2005, we had $11.1 million and $3.0 million, respectively, in excess of the federally insured limits.

As of April 30, 2006, 26% of our real estate loans were in Nevada compared to 36% at June 30, 2005 and 17% of our real estate loans were in California compared to 29% at June 30, 2005. Additionally, as of April 30, 2006; 17% of our loans were in Hawaii compared to 6% at June 30, 2005 and 9% of our loans were in Washington compared to 0% at June 30, 2005. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in Nevada, California, Hawaii and/or Washington could have a material adverse effect on us.

At April 30, 2006, the aggregate amount of loans to our three largest borrowers represented 39.77% of our total investment in real estate loans. These real estate loans consisted of commercial and acquisition and development loans, located in California, Hawaii and Nevada, with a first lien position, earning between 5% and 14%, with an aggregate outstanding balance of approximately $21.3 million and maturing through September 2007. At June 30, 2005, the aggregate amount of loans to our three largest borrowers represented 30% of our total investment in real estate loans. These real estate loans consisted of commercial loans located in Arizona and Nevada, with a first lien position, earning between 5% and 12%, with an aggregate outstanding balance of approximately $20.5 million. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

As of April 30, 2006, all of our real estate loans will require the borrower to make a balloon payment of the principal at maturity. The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

We have four real estate loan products, as of April 30, 2006 and June 30, 2005, consisting of commercial, construction, acquisition and development, and land. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of April 30, 2006 are as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	3	$6,603,000	9.39%	12.35%	54.87%
Commercial	16	35,752,000	9.20%	66.88%	81.62%
Construction	3	5,018,000	12.00%	9.39%	61.31%
Land	3	6,081,000	12.45%	11.38%	48.35%
	25	$53,454,000	9.85%	100.00%	72.62%

Investments in real estate loans as of June 30, 2005 are as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	4	$7,272,000	8.49%	10.82%	71.05%
Commercial	15	38,439,000	10.02%	57.25%	64.16%
Construction	3	3,712,000	9.40%	5.53%	69.94%
Land	7	17,725,000	12.89%	26.40%	61.67%
	29	$67,148,000	10.58%	100.00%	64.56%

(1)
Loan to value ratios are based on the most recent appraisals and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

(2)
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

	April 30, 2006 Balance	June 30, 2005 Balance
Balance Per Loan Portfolio	$53,454,000	$67,148,000
Less:
Seller Financed Loans Included in Real Estate Held for Sale	(8,797,000)	(10,374,000)
Proceeds of Principal on Seller Financed Loans Included in Deposit Liability	263,000	--
Unrealized Gain on Seller Financed Loans	(144,000)	--
Allowance for Loan Losses	(4,801,000)	(1,896,000)
Balance per Balance Sheet	$39,975,000	$54,878,000

The following is a schedule of priority of real estate loans as of April 30, 2006 and June 30, 2005:

Loan Type	Number of Loans	April 30, 2006 Balance*	Portfolio Percentage	Number of Loans	June 30, 2005 Balance*	Portfolio Percentage

First Deeds of Trust	24	$53,416,000	99.93%	28	$66,645,000	99.25%
Second Deeds of Trust**	1	38,000	0.07%	1	503,000	0.75%
	25	$53,454,000	100.00%	29	$67,148,000	100.00%

* Please see note (2) above
** Generally, our second trust deeds are junior to a first trust deed position held by either us or our Manager.

The following is a schedule of contractual maturities of investments in real estate loans as of April 30, 2006:

May - December 2006	$33,986,000
January - December 2007	19,468,000
$53,454,000

The following is a schedule by geographic location of investments in real estate loans as of April 30, 2006 and June 30, 2005:

	April 30, 2006 Balance*	Portfolio Percentage	June 30, 2005 Balance*	Portfolio Percentage

Arizona	$3,530,000	6.60%	$13,063,000	19.45%
California	8,924,000	16.70%	19,794,000	29.48%
Hawaii	9,307,000	17.41%	4,139,000	6.16%
Nevada	13,721,000	25.67%	24,428,000	36.38%
New York	3,249,000	6.08%	3,320,000	4.94%
Oklahoma	2,636,000	4.93%	1,237,000	1.84%
Oregon	3,200,000	5.99%	--	--%
Texas	2,167,000	4.05%	1,167,000	1.75%
Washington	4,720,000	8.83%	--	--%
Wisconsin	2,000,000	3.74%	--	--%
Total	$53,454,000	100.00%	$67,148,000	100.00%

* Please see note (2) above

At April 30, 2006, three of our loans totaling approximately $7.8 million were non-performing, net of allowance for loan losses of approximately $4.8 million, (more than 90 days past due on interest payments or past due on principal). These loans have been placed on non-accrual of interest status. We commenced foreclosure proceedings on these loans identified as the Mid-State and RightStar loans. The following schedule summarizes the non-performing loans:

Description of Collateral	Balance April 30, 2006	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I***	$4,415,000	03/31/2004	25	21.00% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II***	4,892,000	03/31/2004	25	35.00% of Part II
Racetrack and hotel in Vernon, NY(3)	3,249,000	06/30/2005	21	12.50%
	$12,556,000

(3)	On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc for Vernon Downs became effective. As a result of the bankruptcy plan, we and Fund II received the following:

•
New first deed of trust from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $3.2 million. The new terms reflect a $1.2 million principal reduction, reducing our principal balance by approximately $171,000. The transaction resulted in our recording unearned revenue of approximately $171,000. The terms of the loan are 9% due in 6 months, with an option to extend for an additional 6 months for a fee.

•	The loan is secured by a first trust deed on Vernon Downs properties and a 150% personal guarantee by the borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion is approximately $71,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $287,000 of which our portion is approximately $41,000.

•	Payment of past due forbearance fees of approximately $555,000 of which our portion is approximately $79,000.

*** Please refer to note (4) Specific Reserve Allowance below.

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of April 30, 2006, we have provided a specific reserve related to the four cemeteries and eight mortuaries in Hawaii, of which our portion of the specific reserve is $4.8 million. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the ten months ended April 30, 2006:

Description	Balance June 30, 2005	Specific Reserve Allocation	RightStar Legal Reserve	Balance April 30, 2006
General Valuation Allowance	$671,000	$(671,000)	$--	$--
Specific allowance (4)	1,225,000	3,671,000	(95,000)	4,801,000
Total	$1,896,000	$3,000,000	$(95,000)	$4,801,000

(4)	Specific Reserve Allowance

RightStar Loan Allowance -RightStar, Inc. (“RightStar”) defaulted on the loan in the fall of 2004. The lenders commenced a judicial foreclosure on the loan which is secured by a lien on the business and virtually all of the property of RightStar, which includes four cemeteries and eight mortuaries in Hawaii. The aggregate principal balance of the loan is approximately $32 million. The loan is owned as follows:

	Senior Portion	Junior Portion	Total
Fund I	$4,892,000	$4,415,000	$9,307,000
Fund II	9,108,000	8,183,000	17,291,000
Sunset Financial Resources, Inc.	--	5,657,000	5,657,000
Total	$14,000,000	$18,255,000	$32,255,000

The loan is subject to an inter-creditor agreement which states the order of priority for any payments received are disbursed as follows:

•	First to reimburse collection and foreclosure expenses advanced by the lenders;

•	Second to pay past due interest on the Senior Principal (including default rate interest);

•	Third to pay past due interest on the Junior Principal (including default rate interest);

•	Fourth to pay Senior Principal; and

•	Fifth to pay Junior Principal.

We and Fund II acquired the senior portion of the loan on July 14, 2005 for approximately $15.5 million of which our portion was approximately $5.4 million (including accrued interest of approximately $0.5 million). We and Fund II acquired this balance to expedite the foreclosure process and remove the prior senior lender from its priority position, which had the potential to impair the value we may receive at the time the property is sold. In exchange for assistance in expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan.

Sunset Financial Resources, Inc. filed a complaint in the United States District Court of Nevada against Owens and Vestin Mortgage Inc. (“Vestin”) seeking a rescission of the buy-out alleging the buy-out leaves Sunset Financial Resources, Inc. as a non-priority lender under the intercreditor Agreement. Vestin intends to vigorously defend itself against this complaint and cannot predict the outcome at this time.

RightStar is currently being operated by a Court appointed Receiver, installed at the request of the lenders. A Special Master appointed by the State of Hawaii is currently administering the pre-need and perpetual care trust funds.

Foreclosure proceedings are being delayed by the State of Hawaii which has refused to issue licenses to potential buyers or the lenders to: (1) operate the facility, (2) operate a pre-need program and (3) operate a perpetual care program. During the ten month transition period ended April 30, 2006, the State of Hawaii notified the lenders of a potential statutory trust fund deficiency, estimated between $20 and $30 million and claimed that this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. On April 20, 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and Fund II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to Vestin. Our Manager believe these claims to be without merit and intend to vigorously defend those allegations. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

We have evaluated the estimated value of the underlying collateral, the potential trust fund deficit, and the expected cost and length of litigation. Based on this estimate we increased our total specific reserve allowance for loss by approximately $3 million during the ten month transition period ended April 30, 2006 and specifically allocated our general allowance of approximately $0.7 million to the RightStar loans, bringing our specific reserve allowance to a total of approximately $4.8 million. The increase in the reserve allowance includes approximately $0.5 million for estimated litigation fees and expenses which we anticipate incurring in enforcing our rights against the underlying collateral. We will continue to evaluate our position in the RightStar loan as the situation progresses.

In addition, our Manager had granted extensions on six loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of April 30, 2006 was approximately $9.2 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of April 30, 2006.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. As of April 30, 2006, our Manager had provided $4.8 million as a specific allowance for loan losses. At April 30, 2006, three of our loans totaling approximately $7.8 million were non-performing, net of allowance for loan losses, (more than 90 days past due on principal or interest payments.) Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES

Mortgage Backed Securities - Available for Sale

During the ten month transition period ended April 30, 2006, we purchased and sold approximately $3.6 million in mortgage backed securities realizing a gain of $47,000.

At April 30, 2006, we had no investment in mortgage-backed securities.

NOTE F — REAL ESTATE HELD FOR SALE

At April 30, 2006, we held one property with a total carrying value of approximately $2.5 million, which was acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale for the ten month transition period ended April 30, 2006:

Description	Date Acquired	Percentage of Ownership	Balance at July 1, 2005	Acquisitions (Reductions)	Seller Financed Sales	Sales	Gain on Sale of Real Estate	Balance At April 30, 2006

Land containing 82 residential lots in Henderson, Nevada (1)	2/28/2003	66%	$5,058,000	$--	$--	$(2,561,000)	$--	$2,497,000

126 unit, (207 bed) assisted living facility in Phoenix, Arizona (1)	9/08/2004	10%	886,000	--	(886,000)	--	--	--

460 acre residential sub-division in Lake Travis, Texas (1)	8/03/2004	34%	1,813,000	--	--	(1,837,000)	24,000	--

Total			$7,757,000	$--	$(886,000)	$(4,398,000)	$24,000	$2,497,000

(1)	Sales for the Ten Months Ended April 30, 2006:

During July 2003, we and Fund II entered into an agreement for the sale of a portion of our interest in 40 acres of land containing 354 residential lots in Henderson, Nevada. The agreement required the buyer to purchase 138 lots for cash and gave the buyer an option to purchase the remaining 216 lots over the next three years at a predetermined price, which may be adjusted for potential value increases. Through April 30, 2006, the buyer has purchased 272 of the 354 lots. We and Fund II recorded a valuation adjustment for the transition period ended June 30, 2005 of $354,000 and $180,000, respectively, to write down the carrying value of our respective interest in the parcel to the amount corresponding to the negotiated sale and option price. During July 2005, the buyer exercised its option to purchase an additional 82 lots for approximately $3.85 million, of which we received approximately $2.56 million, resulting in no further gain or loss.

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

NOTE G — REAL ESTATE HELD FOR SALE - SELLER FINANCED

At April 30, 2006, we held an interest in two properties with a total carrying value of $8.8 million, which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which ranges from 10% to 25%. We may share ownership of such properties with Fund II, Fund III, the Manager, or other related and/or unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the ten month transition period ended April 30, 2006:

Description	Date Acquired	Percentage of Ownership	Balance at July 1, 2005	Acquisitions	Adjustments	Principal Payments Received from Borrower	Balance at April 30, 2006

An approximately 200-unit apartment complex located in Las Vegas, Nevada	1/27/2003	5%	$171,000	$--	$--	$(171,000)	$--

A completed golf course and raw land in Mesquite, Nevada	11/06/2002	55%	1,475,000	--	--	(1,475,000)	--

36 acres of raw land in Mesquite, Nevada	11/27/2002	48%	334,000	--	--	(334,000)	--

Assisted living facility in Las Vegas, Nevada	9/23/2004	52%	7,789,000	--	122,000	--	7,911,000

126 Unit (207 bed) assisted living facility in Phoenix, AZ	9/08/2004	10%		886,000	--	--	886,000

Raw land in Mesquite, Nevada	11/27/2002	53%	605,000	--	--	(605,000)	--

			$10,374,000	$886,000	$122,000	$(2,585,000)	$8,797,000

We received $916,000 in payments from borrowers on the loans associated with the properties held as of April 30, 2006. These payments are recorded as a deposit liability. During the ten month transition period ended April 30, 2006, we re-classed $122,000 in principal payments received from the borrower to a deposit liability.

During the ten month transition period ended April 30, 2006, we recognized $495,000 as a gain on sale of real estate related to seller financed loans which were paid in full during the period.

Until borrowers have met the minimum equity ownership requirement to allow us to record a sale, we will record payments received under the deposit method or the cost recovery method, which ever is applicable in accordance to FAS 66.

NOTE H — RELATED PARTY TRANSACTIONS
From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Management Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager

Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions, paid monthly. The amount of management fees paid to our Manager for the ten month transition period ended April 30, 2006 and the nine month transition period ended June 30, 2005 approximated $230,000 and $201,000, respectively.

Additionally, for the ten months ended April 30, 2006, we recorded pro rata distributions owed to our Manager of approximately $55,000 and $46,000 for the same period in the prior year based upon the total of 100,000 units owned by our Manager.

As of April 30, 2006, and June 30, 2005, we owed the Manager $37,000 and $922,000, respectively, related to unpaid management fees, and expenses paid on our behalf related to the maintenance of real estate held for sale.

Transactions with the Funds

As of April 30, 2006 and June 30, 2005, we owed Fund II $0 and $1,560,000, respectively. The balance was primarily related to payments made on our behalf for maintenance expenses incurred on real estate owned properties.

As of April 30, 2006 and June 30, 2005, we owed Fund III $0 and $6,000, respectively primarily related to payments they made on our behalf for legal expenses incurred.

During the ten months ended April 30, 2006, we sold $8,800,000 in real estate loans to Fund II. In addition, we bought $500,000 in real estate loans from Fund II.

Transactions with Other Related Parties

For the ten month transition period ended April 30, 2006 and the nine month transition period ended June 30, 2005, we incurred $36,000 and $8,000 respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest.

For the ten month transition period ended April 30, 2006 and the nine month transition period ended June 30, 2005, we incurred $131,000 and $75,000, respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm.

NOTE I — NOTES RECEIVABLE

During October 2004, we and Fund II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds totaled $2,118,000. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party which resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees. Since payments on the note do not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date. Balance as of April 30, 2006 is $119,000.

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

During November 2004, we and Fund II sold the 140 Unit/224 bed senior facility in Mesa, Arizona of which our consideration received totaled $1,009,000. We and Fund II received a promissory note from the original guarantor of $478,000 of which our share was approximately $67,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. Commencing June 25, 2005 through May 25, 2006, monthly payments shall increase to $15,000 and be applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009 payments are to increase to $20,000 monthly. Due to the uncertainty of collectibility, we have provided a valuation allowance for the entire balance of the promissory note. Revenue will be recognized when payments are received. As of April 30, 2006, the note receivable balance was $50,000. We have received principal payments totaling $18,000, which have been recognized to income.

During December 2005, we and Fund II sold the 460 acre residential subdivision in Lake Travis, TX for $5.5 million, of which our portion was $1.8 million. The proceeds included a $500,000 note receivable, of which our portion was $171,000, with an imputed interest rate of 8%, which has been extended to June 2006. A net gain of $71,000 resulted in this transaction, of which our portion was $24,000.

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

As of April 30, 2006, we did not have any funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above compared to $11.4 million at June 30, 2005.

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

On February 16, 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instrument (“FAS 155”), an amendment of FAS 140 and FAS 133. FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of the Company's fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company's 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. We do not expect the adoption of FAS 155 to have a material impact on our financial position or results of operations.

On March 17, 2006, the FASB issued FAS 156 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 156”), an amendment to portions of FAS 133, FAS 140 and FTB 87-3. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 to have a material impact on our financial position or results of operations.

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

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada, which complaint is substantially similar to the original complaint previously filed by Desert Land in the United States District Court, with the exception of claiming Nevada State Law violations and seeking Nevada State Law remedies rather than claiming Federal Law violations and seeking Federal Law remedies. On March 6, 2006, Desert Land amended the state court complaint to name us as a defendant. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to us for that purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond.

Most recently, on or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. Vestin continues to believe that Desert Land’s claims are without merit and will vigorously oppose the Writ of Certiorari and defend against the state court complaint.

The United States Securities and Exchange Commission conducted an investigation into certain matters related to us, Vestin Group, Vestin Capital, Fund II and Fund III (the “Vestin Entities”). We have fully cooperated during the course of the investigation.

The SEC Staff has notified the Vestin Entities that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities have engaged in discussions with the Staff regarding a possible resolution of this matter. Based upon these discussions, we currently believe that neither we nor Fund II and Fund III will be named as parties in any enforcement recommendation or any order entered as a result of a settlement. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.

On April 21, 2006, through our Manager, we filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite our efforts to foreclose upon first trust deeds secured by the assets of Rightstar International, Inc. (the “Rightstar Trust Deeds”). In the filing, we allege that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and Vestin Fund II, LLC alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to Vestin Fund II. We believe the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against the allegations made by the State. The outcome of this litigation is unforeseeable at this time.

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

NOTE N — REDEMPTION LIMITATION

Pursuant to Fund I’s Operating Agreement, it redeemed units submitted for redemption. In accordance with the terms of the Operating Agreement and the Internal Revenue Code, Fund I’s redemptions were limited to no more than 10% of the members’ capital in any calendar year. As of April 30, 2006, the total of redemptions made from inception was approximately $47.8 million. During the ten month transition period ended April 30, 2006, we redeemed approximately $8.3 million of Members’ capital. As a result of Fund I’s merger into the Registrant on May 1, 2006, we will no longer redeem units since all units have been converted into shares of Vestin Realty Mortgage I, Inc.

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

NOTE O — SUBSEQUENT EVENTS

On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc for Vernon Downs became effective. As a result of the bankruptcy plan, we and Fund II received the following:

•
New first deed of trust from buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $3.2 million. The new terms reflect a $1.2 million principal reduction, reducing our principal balance by approximately $171,000. The transaction resulted in our recording unearned revenue of approximately $171,000. The terms of the loan are 9% due in 6 months, with an option to extend for an additional 6 months for a fee.

•	The loan is secured by a first trust deed on Vernon Downs properties and a 150% personal guarantee by borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion is approximately $71,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $287,000 of which our portion is approximately$41,000.

•	Payment of past due forbearance fees of approximately $555,000 of which our portion is approximately $79,000.

NOTE P — SELECTED QUARTERLY FINANCIAL DATA

The following schedule is a selected quarterly financial date for ten month transition period ended April 30, 2006:

	First Quarter	Second Quarter	Third Quarter	One Month Period	Ten Month Transition Period

Total Revenues	$2,214,000	$1,444,000	$1,165,000	$361,000	$5,184,000
Total Operating Expenses	$305,000	$287,000	$3,455,000	$87,000	$4,134,000

NET (LOSS) INCOME	$1,909,000	$1,157,000	$(2,290,000)	$274,000	$1,050,000

Net Income (Loss) Allocated to Members	$1,909,000	$1,157,000	$(2,290,000)	$274,000	$1,050,000

Net Income (Loss) Allocated to Members Per Weighted Average Membership Units	$0.25	$0.15	$(0.33)	$0.04	$0.14

Weighted Average Membership Units	7,667,852	7,668,345	6,925,788	6,866,363	7,369,224

Annualized Rate of Return to Members (a)	9.88%	5.99%	(13.41)%	4.86%	1.71%

Cash Distributions	$1,160,000	$1,146,000	$1,101,000	$721,000	$4,128,000

Cash Distributions Per Weighted Average Membership Units	$0.15	$0.15	$0.16	$0.11	$0.56

Weighted Average Term of Outstanding Loans	18 months	18 months	18 months	18 months	18 months

(a)
The annualized rate of return to members for the ten month transition period ended April 30, 2006, is calculated based upon the net GAAP income allocated to members per weighted average units, divided by the number of days during the period (92, 92, 90, 30 and 304 for the first quarter, second quarter, third quarter, one month period and ten month transition period, respectively) and multiplied by three hundred and sixty five (365) days, then divided by the cost per unit ($10.00).

SUPPLEMENTARY INFORMATION

Schedule I
VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOAN ROLL FORWARD

Balance, September 30, 2003	$52,195,000
Additions during the period
New real estate loans and additions	53,535,000
Real estate loans bought	2,848,000
Deductions during the period
Collections of principal	38,342,000
Foreclosed loans (Real estate held for sale)	5,963,000
Real estate loans sold	5,528,000

Net Change in 2003 - 2004	6,550,000

Balance, September 30, 2004	$58,745,000

Additions during the period
New real estate loans and additions	20,566,000
Real estate loans bought	600,000
Deductions during the period
Collections of principal	11,490,000
Foreclosed loans (Real estate held for sale)	1,273,000
Real estate loans sold	--

Net Change in 2004 - 2005	8,403,000

Balance, June 30, 2005	$67,148,000

Additions during the period
New real estate loans and additions	28,105,000
Real estate loans bought	6,423,000
Deductions during the period
Collections of principal	38,960,000
Real estate loans sold	9,262,000

Net Change in 2005 - 2006	(13,694,000)

Balance, April 30, 2006	$53,454,000

Schedule II
VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY TYPE OF PROPERTY

As of April 30, 2006:
Type of Property	Interest Rate	Face Amount of Loan	Fund Balance	Maturity Date	Amount Subject to Delinquency

Commercial	5% - 14%	$147,065,000	$35,752,000	03/04 - 10/07	$12,556,000
Construction	12%	$42,050,000	$5,018,000	06/06 - 05/07	$--
Acquisition and Development	8% - 12%	$75,662,000	$6,603,000	05/06 - 07/06	$--
Land	12% - 14%	$39,532,000	$6,081,000	05/06 - 04/07	$--
			$53,454,000

As of June 30, 2005:
Type of Property	Interest Rate	Face Amount of Loan	Fund Balance	Maturity Date	Amount Subject to Delinquency

Commercial	5% - 14%	$160,628,000	$38,439,000	03/04 - 10/07	$7,576,000
Construction	8% - 12%	$25,550,000	$3,712,000	08/05 - 02/06	$--
Acquisition and Development	8% - 12%	$79,162,000	$7,272,000	04/05 - 02/06	$503,000
Land	10% - 14%	$102,579,000	$17,725,000	07/05 - 04/06	$--
			$67,148,000

Schedule III
VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY LIEN POSITION

As of April 30, 2006:
Lien Position	Face Amount of Loan	Interest Rate	Fund Balance	Maturity Date	Amount Subject to Delinquency

1st	$296,647,000	5% - 14%	$53,416,000	03/04 - 10/07	$12,556,000
2nd	$7,662,000	12%	$38,000	07/06	$--
			$53,454,000

As of June 30, 2005:
Lien Position	Face Amount of Loan	Interest Rate	Fund Balance	Maturity Date	Amount Subject to Delinquency

1st	$361,419,000	5% - 14%	$66,645,000	03/04 - 10/07	$7,576,000
2nd	$6,500,000	10%	$503,000	04/05	$503,000
			$67,148,000

Schedule IV
VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS WHICH EXCEED THREE PERCENT OF THE PORTFOLIO

As of April 30, 2006:
Description of Loan	Interest Rate	Maturity Date	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	5.00%	09/21/07	1st	$15,334,000	$7,648,000	$--
Construction	12.00%	05/16/07	1st	$26,000,000	$3,220,000	$--
Commercial	6.00%	07/15/06	1st	$6,500,000	$2,000,000	$--
Commercial	6.00%	07/29/06	1st	$5,150,000	$1,700,000	$--
Acquisition & Development	12.00%	05/10/06	1st	$33,000,000	$2,260,000	$--
Commercial	11.50%	10/05/07	1st	$18,000,000	$2,500,000	$--
Land	12.00%	04/11/07	1st	$8,400,000	$3,200,000	$--
Commercial	14.00%	03/31/04	1st	$34,000,000	$9,307,000	$9,307,000
Commercial	11.00%	06/30/05	1st	$26,000,000	$3,249,000	$3,249,000
Acquisition & Development	8.00%	07/25/06	1st	$35,000,000	$4,305,000	$--

As of June 30, 2005:
Description of Loan	Interest Rate	Maturity Date	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Land	13.00%	08/18/05	1st	$7,620,000	$2,165,000	$--
Construction	8.00%	08/15/05	1st	$9,500,000	$2,414,000	$--
Acquisition & Development	9.00%	07/13/05	1st	$30,000,000	$2,426,000	$--
Commercial	11.00%	06/30/05	1st	$26,000,000	$3,320,000	$3,320,000
Commercial	11.00%	07/14/05	1st	$12,500,000	$3,324,000	$--
Land	14.00%	04/15/06	1st	$6,526,000	$3,400,000	$--
Land	10.00%	03/30/06	1st	$35,000,000	$3,672,000	$--
Commercial	14.00%	03/31/04	1st	$34,000,000	$4,139,000	$4,139,000
Land	14.00%	02/15/06	1st	$21,632,000	$4,181,000	$--
Acquisition & Development	8.00%	01/25/06	1st	$35,000,000	$4,305,000	$--
Commercial	12.00%	02/08/06	1st	$6,000,000	$5,989,000	$--
Commercial	10.00%	04/30/06	1st	$15,000,000	$6,684,000	$--
Commercial	5.00%	09/21/07	1st	$15,334,000	$7,789,000	$--