Form 10-Q
period 2006-09-30
Vestin Realty Mortgage I, Inc.
filed 2006-10-26
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes [   ] No [ X]

As of October 25, 2006, there were 6,869,115 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	April 30, 2006
	(UNAUDITED)
Assets
Cash	$723,000	$10,732,000
Certificates of deposit	150,000	300,000
Investment in marketable securities - related party	1,971,000	--
Interest and other receivables	906,000	953,000
Note receivable, net of allowance of $717,000 at September 30, 2006 and $729,000 at April 30, 2006	282,000	291,000
Real estate held for sale	--	2,497,000
Real estate held for sale - seller financed	8,797,000	8,797,000
Investment in real estate loans, net of allowance for loan losses of $4,661,000 at September 30, 2006 and $4,801,000 at April 30, 2006	52,253,000	39,975,000
Other assets	156,000	--

Total assets	$65,238,000	$63,545,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$325,000	$362,000
Due to Manager	--	37,000
Due to Vestin Originations	8,000	--
Notes payable	88,000	--
Deposit liability	1,344,000	916,000
Unearned revenue	137,000	--
Income tax liability	15,000	--

Total liabilities	1,917,000	1,315,000

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,869,115 shares issued and outstanding at September 30, 2006 and 6,868,740 shares issued and outstanding at April 30, 2006	1,000	1,000
Additional paid in capital	62,231,000	62,229,000
Retained earnings	977,000	--
Accumulated other comprehensive income	112,000	--

Total stockholders' equity	63,321,000	62,230,000

Total liabilities and stockholders' equity	$65,238,000	$63,545,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE FIVE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Revenues
Interest income from investment in real estate loans	$1,232,000	$1,853,000	$1,867,000	$2,951,000
Other income	118,000	361,000	221,000	370,000
Total revenues	1,350,000	2,214,000	2,088,000	3,321,000

Operating expenses
Management fees - related party	69,000	69,000	115,000	115,000
Provision for loan loss	--	--	--	1,223,000
Interest expense	2,000	50,000	4,000	167,000
Professional fees	202,000	95,000	280,000	307,000
Professional fees - related party	14,000	15,000	24,000	19,000
Other	103,000	1,000	163,000	4,000
Total operating expenses	390,000	230,000	586,000	1,835,000

Income from Operations	960,000	1,984,000	1,502,000	1,486,000

Income from real estate held for sale
Gain on sale of real estate held for sale	41,000	--	41,000	--
Write down on real estate held for sale	--	--	--	(354,000)
Expenses related to real estate held for sale	(1,000)	(75,000)	(2,000)	(156,000)
Total income (loss) from real estate held for sale	40,000	(75,000)	39,000	(510,000)
-
Income before provision for income taxes	1,000,000	1,909,000	1,541,000	976,000

Provision for income taxes	15,000	--	15,000	--

NET INCOME	$985,000	$1,909,000	$1,526,000	$976,000
-
Basic and diluted earnings per common share	$0.14		$0.22

Dividends declared per common share	$0.08		$0.08

Net income per weighted average membership unit		$0.25		$0.13

Weighted average common shares / membership units	6,868,907	7,667,852	6,868,841	7,680,669

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME

FOR THE FIVE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Stockholders' Equity at April 30, 2006	--	$--	6,868,740	$1,000	$62,229,000	$--	$--	$62,230,000

Comprehensive Income:

Net Income						1,526,000		1,526,000

Unrealized Gain on Marketable Securities							112,000	112,000

Total Comprehensive Income								1,638,000

Dividends to Stockholder $0.08 per common share						(549,000)		(549,000)

Reinvestment of Dividends			375	--	2,000			2,000

Stockholders' Equity at September 30, 2006	--	$--	6,869,115	$1,000	$62,231,000	$977,000	$112,000	$63,321,000

 The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE FIVE MONTHS ENDED SEPTEMBER 30,
	2006	2005

Cash flows from operating activities:
Net income	$1,526,000	$976,000
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of real estate held for sale	--	354,000
Gain on sale of real estate held for sale	(41,000)	--
Recovery of loss on sale of real estate held for sale		(5,000)
Provision for loan loss	--	1,222,000
Amortized interest income	(91,000)	--
Provision for income taxes	15,000	--
Change in operating assets and liabilities:
Interest and other receivables	7,000	(67,000)
Allowance related to legal expense	(140,000)	--
Due to Manager	(37,000)	(1,002,000)
Due to Vestin Group	--	(2,000)
Due to Vestin Originations	8,000	--
Due to VRM II	--	66,000
Due to Fund III	--	6,000
Other assets	38,000	--
Note receivable	--	5,000
Accounts payable and accrued liabilities	(37,000)	210,000
Net cash provided by operating activities	1,248,000	1,763,000

Cash flows from investing activities:
Investments in real estate loans	(24,454,000)	(12,350,000)
Purchase of investments in real estate loans including interest receivable of $515,000.	--	(5,408,000)
Purchase of investments in real estate loans from:
VRM II	--	(600,000)
Third parties	(75,000)	(11,000)
Proceeds from loan payoff	12,559,000	16,633,000
Principal payments on real estate held for sale-seller financed	--	2,653,000
Proceeds from sale of investment in real estate	2,538,000	2,561,000
Proceeds from note receivable	9,000	--
Purchase of marketable securities - related party	(1,859,000)	--
Purchase of certificates of deposit	(2,532,000)	--
Proceeds from redemptions of certificates of deposit	2,682,000	--
Proceeds from unearned revenue	100,000	--
Deposit liability	428,000	(256,000)
Net cash provided (used) by investing activities	$(10,604,000)	$3,222,000

 The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE I, INC.
(SUCCESSOR TO VESTIN FUND I, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE FIVE MONTHS ENDED SEPTEMBER 30,
	2006	2005

Cash flows from financing activities:
Payment on note payable	$(106,000)	$--
Dividends to stockholders, net of reinvestments	(539,000)	--
Dividends to stockholders, net of reinvestments - related party	(8,000)	--
Members' distributions, net of reinvestments	--	(1,915,000)
Members' distributions, net of reinvestments - related party	--	(26,000)
Members' redemptions	--	(412,000)
Net cash used in financing activities	(653,000)	(2,353,000)

NET CHANGE IN CASH	(10,009,000)	2,632,000

Cash, beginning of period	10,732,000	2,798,000

Cash, end of period	$723,000	$5,430,000

Supplemental disclosures of cash flows information:

Income taxes paid	$--	$--
Interest paid	$4,000	$117,000

Non-cash investing and financing activities:
Loans funded through secured borrowings	$--	$10,976,000
Real estate held for sale acquired through foreclosure	$--	$3,309,000
Transfer of pro-rata interest in real property to VRM II	$--	$4,278,000
Note receivable from guarantor in exchange for release of guarantee	$--	$119,000
Sale of real estate held for sale where we provided the financing	$--	$7,998,600
Deferred gain on sale of real estate where we provided the financing	$--	$144,000
Unrealized gain on marketable securities - related party	$112,000	$--
Note payable relating to prepaid directors and officers liability insurance policy	$194,000	$--
Unearned revenue for loan rewritten with the same or similar property as collateral	$77,000	$--

 The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE I, INC
(SUCCESSOR TO VESTIN FUND I, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation. Michael Shustek, the CEO and director of the Manager and CEO, President and a director of us, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services though its subsidiaries. Our Manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. which has continued the business of brokerage, placement and servicing of commercial real estate loans. Vestin Originations, Inc. is a wholly owned subsidiary of Vestin Group.

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

Investments in Real Estate Loans

We may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of our Management Agreement provided the price does not exceed the original cost. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital. Selling or buying loans allows us to diversify our loan portfolio within these parameters. Due to the short-term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

See review report of Independent Registered Public Accounting Firm.

As of September 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of one of our loans which include principal and interest payments. As of September 30, 2006, this one loan had a balance of approximately $7.6 million and a term of 36 months, maturing in the next 12 months. In addition, we also invest in real estate loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2006, we had $23.8 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $134.0 million, including participating lenders. These loans had interest reserves of approximately $7.2 million, of which our portion was $1.3 million. At April 30, 2006, we had $5.8 million invested in real estate loans which had interest reserves where the total outstanding principal was approximately $29.6 million, including participating lenders. These loans had interest reserves of approximately $1.3 million, of which our portion was $0.2 million.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process; there is a risk that the credit inquiry we perform will not reveal material facts pertaining to a borrower and the security.

Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:

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

Investment in Marketable Securities - Related Party

Investment in marketable securities - related party consists of stock in VRM II. The securities are stated at fair value as determined by the market price as of September 30, 2006. All securities are classified as available -for-sale under the provisions of FAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.

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

At September 30, 2006 and April 30, 2006, the estimated fair values of the real estate loans, including seller financed loans, were approximately $58.7 million and $46.7 million, respectively. At September 30, 2006 and April 30, 2006, we had no assets under secured borrowings. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 - Earnings per Share (“FAS 128”), by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. We had no outstanding common shares equivalents during the period presented. The following is a computation of the EPS data for the five months ended September 30, 2006:

See review report of Independent Registered Public Accounting Firm.

For the Five Months Ended September 30, 2006

Net income available to common stockholders	$1,526,000

Weighted average number of common shares outstanding during the period	6,868,841

Basic and diluted earnings per common share	$0.22

Net Income Allocated to Members Per Weighted Average Membership Unit

Because Fund I was an LLC prior to the merger, it stated net income allocated to members per weighted average members’ unit, which is computed by dividing net income calculated in accordance with GAAP by the weighted average number of members’ units outstanding for the period. The following is a computation of the net income per weighted average unit for the five months ended September 30, 2005:

For the Five Months Ended September 30, 2005

Net income available to members	$976,000

Weighted average number of members’ units outstanding during the period	7,680,669

Net income per weighted average members’ unit	$0.13

Common Stock Dividends

Common stock dividends declared during the five months ended September 30, 2006, were $0.08 per common share. The Board of Directors declared a quarterly cash dividend of $0.15 per share, for the three months ended September 30, 2006, on October 24, 2006 to be paid on November 29, 2006, to the stockholders of record as of November 13, 2006.

Segments

We operate as one business segment.

Income Taxes

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”), which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.

Certain assets of the Company are held in a taxable REIT subsidiary. The income of a taxable REIT subsidiary is subject to federal and state income taxes. For the five months ended September 30, 2006, the Company’s taxable REIT subsidiary recorded an income tax provision of $15,000.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

See review report of Independent Registered Public Accounting Firm.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of September 30, 2006 and April 30, 2006 we had $0.7 million and $11.1 million, respectively, in excess of the federally insured limits.

As of September 30, 2006, 32%, 16%, 14%, and 10% of our loans were in Nevada, California, Hawaii and Arizona, respectively, compared to 26%, 17%, 17% and 7%, at April 30, 2006, respectively. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At September 30, 2006, the aggregate amount of loans to our three largest borrowers represented 31.49% of our total investment in real estate loans. These real estate loans consisted of commercial and acquisition and development loans, located in California, Hawaii and Nevada, with a first lien position, earning between 5% and 14%, with an aggregate outstanding balance of approximately $20.6 million and maturing through September 2007. At April 30, 2006, the aggregate amount of loans to our three largest borrowers represented 39.77% of our total investment in real estate loans. These real estate loans consisted of commercial and acquisition and development loans, located in California, Hawaii and Nevada, with a first lien position, earning between 5% and 14%, with an aggregate outstanding balance of approximately $21.3 million and maturing through September 2007. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

As of September 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of one of our loans which include principal and interest payments. The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2006 and April 30, 2006, we had four real estate loan products consisting of commercial, construction, acquisition and development, and land. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2006 were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	5	$6,490,000	9.72%	9.93%	72.95%
Commercial	15	37,194,000	9.71%	56.90%	81.53%
Construction	3	4,831,000	12.00%	7.39%	61.36%
Land	9	16,850,000	12.13%	25.78%	53.57%
	32	$65,365,000	10.50%	100.00%	71.98%

Investments in real estate loans as of April 30, 2006 were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	3	$6,603,000	9.39%	12.35%	54.87%
Commercial	16	35,752,000	9.20%	66.88%	81.62%
Construction	3	5,018,000	12.00%	9.39%	61.31%
Land	3	6,081,000	12.45%	11.38%	48.35%
	25	$53,454,000	9.85%	100.00%	72.62%

See review report of Independent Registered Public Accounting Firm.

(1)
Loan to value ratios are based on the most recent appraisals and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to completion of the development of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

(2)
The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	September 30, 2006 Balance	April 30, 2006 Balance
Balance Per Loan Portfolio	$65,365,000	$53,454,000
Less:
Seller Financed Loans Included in Real Estate Held for Sale	(8,797,000)	(8,797,000)
Proceeds of Principal on Seller Financed Loans Included in Deposit Liability	490,000	263,000
Unrealized Gain on Seller Financed Loans	(144,000)	(144,000)
Allowance for Loan Losses	(4,661,000)	(4,801,000)
Balance per Balance Sheet	$52,253,000	$39,975,000

The following is a schedule of priority of real estate loans as of September 30, 2006 and April 30, 2006:

Loan Type	Number of Loans	September 30, 2006 Balance*	Portfolio Percentage	Number of Loans	April 30, 2006 Balance*	Portfolio Percentage

First Deeds of Trust	30	$65,027,000	99.48%	24	$53,416,000	99.93%
Second Deeds of Trust**	2	338,000	0.52%	1	38,000	0.07%
	32	$65,365,000	100.00%	25	$53,454,000	100.00%

* Please see note (2) above
** Generally, our second trust deeds are junior to first trust deed positions held by either us or our Manager.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2006:

October 2006 - December 2006	$21,262,000
January 2007 - March 2007	4,279,000
April 2007 - June 2007	13,982,000
July 2007 - September 2007	18,292,000
October 2007 - December 2007	7,550,000
Thereafter	--
Total	$65,365,000

See review report of Independent Registered Public Accounting Firm.

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2006 and April 30, 2006:

	September 30, 2006 Balance*	Portfolio Percentage	April 30, 2006 Balance*	Portfolio Percentage

Arizona	$6,375,000	9.75%	$3,530,000	6.60%
California	10,690,000	16.35%	8,924,000	16.70%
Hawaii	9,307,000	14.24%	9,307,000	17.41%
Mississippi	503,000	0.77%	--	--%
Nevada	20,907,000	31.99%	13,721,000	25.67%
New York	3,246,000	4.97%	3,249,000	6.08%
Oklahoma	2,637,000	4.03%	2,636,000	4.93%
Oregon	4,500,000	6.88%	3,200,000	5.99%
Texas	4,167,000	6.38%	2,167,000	4.05%
Washington	3,033,000	4.64%	4,720,000	8.83%
Wisconsin	--	--%	2,000,000	3.74%
Total	$65,365,000	100.00%	$53,454,000	100.00%

* Please see note (2) above

At September 30, 2006, the following four loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates and Rio Vista Nevada. These loans are currently carried on our books at a value of approximately $9.6 million, net of allowance for loan losses of approximately $4.7 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

•
RightStar (Part I & Part II) are loans secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii with an outstanding balance of $32 million of which our portion is approximately $9.3 million ($4.4 million for Part I and $4.9 million for Part II). The lenders commenced a judicial foreclosure on the loans, Part I and Part II.

•
Monterrey Associates, L.P., a loan secured by a 248 Unit apartment complex in Oklahoma City, OK, along with other real estate collateral, with an outstanding balance of approximately $4.4 million of which our portion is approximately $1.2 million. The loan is two months in arrears in payments of interest. Our Manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our Manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

•
Rio Vista Nevada, LLC, a loan secured by 480 residential building lots located within the Rio Vista Master Planned Community in Cathedral City, CA with an outstanding balance of approximately $30 million of which our portion is approximately $3.7 million. The loan is one month in arrears in payment of interest. Our Manager is assisting the borrower in selling the property to satisfy the principal balance of the loan and accrued interest. Our Manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

See review report of Independent Registered Public Accounting Firm.

The following schedule summarizes the non-performing loans:

Description of Collateral	Balance September 30, 2006	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I***	$4,415,000	03/31/2004	30	24% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II***	4,892,000	03/31/2004	30	35% of Part II
248-unit apartment complex in Oklahoma City, OK	1,237,000	09/01/2006	1	28%
480 residential building lots in Rio Vista Master Planned Community in Cathedral City, CA	3,702,000	10/25/2006	1	12%
	$14,246,000

*** Please refer to note (3) Specific Reserve Allowance below.

On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc. for Vernon Downs became effective. As a result of the bankruptcy plan, we and VRM II received the following:

•
A new first deed of trust was received from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $3.2 million. The new terms included a $1.2 million principal payment, reducing our principal balance by approximately $171,000. This transaction resulted in us recording unearned revenue of approximately $171,000, to be recognized through March 2007, the maturity of the loan. The terms of the loan are 9% due in 6 months, with an option to extend, which was granted in September 2006, for an additional 6 months for a fee.

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

•
Payment of past due forbearance fees of approximately $555,000 of which our portion was approximately $79,000, to be recognized as unearned revenue and amortized through March 2007, the maturity of the loan.

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of September 30, 2006, we have provided a specific reserve related to the two loans secured by 4 cemeteries and 8 mortuaries in Hawaii (“RightStar loans”), of which our portion of the specific reserve is approximately $4.7 million. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

See review report of Independent Registered Public Accounting Firm.

The following is a roll-forward of the allowance for loan losses for the five months ended September 30, 2006:

Description	Balance April 30, 2006	Specific Reserve Allocation	RightStar Legal Reserve	Balance September 30, 2006
Specific allowance (3)	$4,801,000	$--	$(140,000)	$4,661,000
Total	$4,801,000	$--	$(140,000)	$4,661,000

(3)	Specific Reserve Allowance

RightStar Loan Allowance -RightStar, Inc. (“RightStar”) defaulted on our loans in the fall of 2004. The lenders commenced a judicial foreclosure on the loans, part I and part II, which is secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii. The aggregate principal balance of the loan is approximately $32 million. The loans, part I and part II, are owned as follows:

	Senior Principal Amount (Part II)	Junior Principal Amount (Part I)	Total
VRM I	$4,892,000	$4,415,000	$9,307,000
VRM II	9,108,000	8,183,000	17,291,000
Sunset Financial Resources, Inc.	--	5,657,000	5,657,000
Total	$14,000,000	$18,255,000	$32,255,000

The loans are subject to an inter-creditor agreement which states the order of priority for any payments received are disbursed as follows:

•	First to reimburse collection and foreclosure expenses advanced by the lenders;

•	Second to pay past due interest on the Senior Principal (including default rate interest);

•	Third to pay past due interest on the Junior Principal (including default rate interest);

•	Fourth to pay Senior Principal; and

•	Fifth to pay Junior Principal.

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

See review report of Independent Registered Public Accounting Firm.

Foreclosure proceedings are being delayed by the State of Hawaii which has refused to issue licenses to potential buyers or the lenders to: (1) operate the facility, (2) operate a pre-need program and (3) operate a perpetual care program. During the ten month transition period ended April 30, 2006, the State of Hawaii notified the lenders of a potential statutory trust fund deficiency, estimated to be between $20 million and $30 million and claimed that this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. On April 20, 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc. and VRM II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to VRM II. Our Manager believes the State’s claims to be without merit and intend to vigorously pursue their remedies while defending against any allegations made by the State. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

We have evaluated the estimated value of the underlying collateral, the potential trust fund deficit, and the expected cost and length of litigation. Based on this estimate we increased our total specific reserve allowance for loss by approximately $3.0 million during the ten month transition period ended April 30, 2006 and specifically allocated our general allowance of approximately $0.7 million to the RightStar loans. The increase in the reserve allowance included approximately $0.5 million for estimated litigation fees and expenses which we anticipate incurring in enforcing our rights against the underlying collateral. We will continue to evaluate our position in the RightStar loan as the situation progresses. As of September 30, 2006, our specific reserve allowance on the RightStar loans totaled approximately $4.7 million, which includes a legal reserve balance of approximately $265,000.

In addition, our Manager had granted extensions on eight loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2006 was approximately $12.4 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of September 30, 2006.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

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

See review report of Independent Registered Public Accounting Firm.

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. As of September 30, 2006, our Manager had provided approximately $4.7 million as a specific allowance for loan losses. At September 30, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates and Rio Vista Nevada. These loans are currently carried on our books at a value of approximately $9.6 million, net of allowance for loan losses of approximately $4.7 million for the RightStar loans. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — REAL ESTATE HELD FOR SALE

At September 30, 2006, we had no real estate held for sale. Our investment in real estate held for sale, sold during the five months ended September 30, 2006, was accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale during the five months ended September 30, 2006:

Description	Date Acquired	Percentage of Ownership	Balance at April 30, 2006	Acquisitions (Reductions)	Seller Financed Sales	Proceeds from Sales	Gain (Loss) on Sale of Real Estate	Balance at September 30, 2006

Land containing (82) residential lots in Henderson, NV (1)	2/28/2003	66%	$2,497,000	$(25,000)	$--	$(2,513,000)	$41,000	$--

Total			$2,497,000	$(25,000)	$--	$(2,513,000)	$41,000	$--

(1)	Sales of Real Estate Held for Sale for the Five Months Ended September 30, 2006:

During July 2006, we and VRM II sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $2.5 million, which resulted in a gain of $41,000.

NOTE F — REAL ESTATE HELD FOR SALE - SELLER FINANCED

At September 30, 2006, we held an interest in two properties with a total carrying value of $8.8 million, which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which ranges from 10% to 25%. We may share ownership of such properties with VRM II, Fund III, the Manager, or other related and/or unrelated parties. The summary below includes our percentage of ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller-financed real estate held for sale for the five months ended September 30, 2006:

See review report of Independent Registered Public Accounting Firm.

Description	Date Acquired	Percentage of Ownership	Balance at April 30, 2006	Acquisitions	Sales	Balance at September 30, 2006

126 Unit (207 bed) assisted living facility in Phoenix, AZ (1)	9/08/2004	10%	886,000	--	--	886,000

Assisted living facility in Las Vegas, Nevada (2)	9/23/2004	52%	7,911,000	--	--	7,911,000

			$8,797,000	$--	$--	$8,797,000

(1)
During August 2005, we and VRM I sold the 126 unit (207 bed) assisted living facility in Phoenix, AZ and financed 100% of the purchased price of $10.5 million maturing in January 2007. The transaction resulted in a $144,000 deferred gain, which will be recognized once the equity requirement has been met. We have received approximately $228,000 in payments from the borrower. These payments are recorded as a deposit liability and will be recognized as income once the equity requirement has been met.

(2)
During September 2004, we and VRM I sold an assisted living facility in Las Vegas, NV and financed 100% of the purchased price of $15.3 million maturing in September 2007. The transaction resulted in no gain or loss. We have received approximately $1.1 in payments from the borrower. These payments are recorded as a deposit liability and will be recognized as income once the equity requirement has been met

Until borrowers have met the minimum equity ownership requirement to allow us to record a sale, we will record payments received under the deposit method or the cost recovery method, which ever is applicable in accordance with FAS 66.

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

Transactions with the Manager

Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly. The amount of management fees paid to our Manager for the five months ended September 30, 2006 and 2005 approximated $115,000, for each period.

As of April 30, 2006, we owed our Manager $37,000, related to unpaid management fees, and expenses paid on our behalf related to the maintenance of real estate held for sale. As of September 30, 2006 the balance due to our Manager was paid in full.

As of September 30, 2006, Vestin Mortgage owned 100,000 of our common shares. For the five months ended September 30, 2006 we paid $8,000 in dividends to our Manager based on the number of shares they held on the dividend record date. For the five months ended September 30, 2005 we recorded pro-rata distributions owed to our Manager of approximately $26,000.

See review report of Independent Registered Public Accounting Firm.

Transactions with Other Related Parties

As of September 30, 2006, we owned 286,658 common shares of VRM II. For the five months ended September 30, 2006 we received approximately $60,000 in dividends from VRM II based on the number of shares we held on the dividend record date.

As of September 30, 2006, VRM II owned 236,557 of our common shares.

During the five months ended September 30, 2005, we purchased $600,000 in real estate loans from VRM II. No gain or loss resulted form these transactions.

For the five months ended September 30, 2006 and 2005, we incurred $24,000 and $19,000 respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $2,118,000. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees. Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date. For the five months ended September 30, 2006, we received approximately $8,000 in principal payments. The outstanding balance as of September 30, 2006 was approximately $111,000, net of allowance.

During March 2005, we and VRM II sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $1.8 million which resulted in a loss of approximately $389,000. In addition, during June 2005, we and VRM II entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was approximately $640,000. The balance is secured by a second trust deed and is payable in a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due. The guarantors are entitled to a discount of $782,000 from the principal balance in the event the entire balance is paid by December 2006. The first installment was received and recognized as income in July 2005, of which our portion was $32,000. Payments will be recognized as income when received. For the five months ended September 30, 2006, we received approximately $5,000 in interest payments. This note is fully reserved.

During November 2004, we and VRM II sold the 140 Unit/224 beds senior facility in Mesa, Arizona of which our portion of the consideration received totaled $1,009,000. We and VRM II received a promissory note from the original guarantor in the amount of $478,000 of which our portion was $67,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. Commencing June 25, 2005 through May 25, 2006, monthly payments shall increase to $15,000 and be applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009 payments are to increase to $20,000 monthly. Due to the uncertainty of collectibility, we have provided a valuation allowance for the entire balance of the promissory note. Income will be recognized when payments are received. For the five months ended September 30, 2006, we received approximately $24,000 in principal and interest payments. This note is fully reserved.

During December 2005, we and VRM II sold the 460-acre residential subdivision in Lake Travis, TX for $5.5 million, of which our portion was $1.8 million. The purchase price included cash proceeds of $5 million and a $500,000 note receivable with an imputed interest rate of 8% in July 2006. A net gain of $71,000 resulted in this transaction, of which our portion was $24,000. The purchaser has defaulted on the note and our manager is pursuing litigation. Our portion of the outstanding balance as of September 30, 2006 was $171,000.

See review report of Independent Registered Public Accounting Firm.

NOTE I — NOTE PAYABLE

In May 2006, we financed a 12 month insurance policy for Directors and Officers liability, with an annual interest rate of 6.92%. The agreement required a down payment of $49,000 and nine monthly payments of approximately $22,000 beginning on May 27, 2006. At September 30, 2006 the outstanding balance of the note was approximately $88,000.

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

On September 13, 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157 - Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently assessing the impact of the adoption of this Statement.

NOTE K — LEGAL MATTERS INVOLVING THE MANAGER

The United States Securities and Exchange Commission, (the “Commission”) conducted an investigation of certain matters related to us, our Manager, Vestin Capital, VRM II and Fund III. We fully cooperated during the course of the investigation. On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”). Our Manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein. In the Order, the Commission finds that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in Fund III and in Fund II, the predecessor to VRM II. The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months. In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities. We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 separate plaintiffs (“Plaintiffs”) in Superior Court for Clark County, Nevada. The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II. The Action seeks monetary damages and a rescission of the REIT conversion. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by the Company with respect to the above actions.

See review report of Independent Registered Public Accounting Firm.

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc. The action is being brought as a purported class action on behalf of all members of Vestin Fund II who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

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

NOTE L — LEGAL MATTERS INVOLVING THE COMPANY

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole stockholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Vestin Fund I, LLC. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

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

On or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. The U.S. Supreme Court denied Desert Land’s Writ of Certiorari on June 12, 2006, effectively ending this action.

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

On April 21, 2006, through our Manager, we filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite our efforts to foreclose upon first trust deeds secured by the assets of RightStar International, Inc. (the “RightStar Trust Deeds”). In the filing, we allege that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and VRM II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to VRM II. Our Manager believes the State’s claims to be without merit and intend to vigorously pursue their remedies while defending against any allegations made by the State. The outcome of this litigation is unforeseeable at this time.

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

NOTE N — SUBSEQUENT EVENTS

During October 2006, we, Vestin Origination, Inc., VRM II and Fund III entered into an intercreditor agreement with a third party totaling $20 million related to the funding of a $31.3 million construction real estate loan, of which approximately $22.9 million has been funded through October 26, 2006. The secured borrowing will be recognized pro rata between us, VRM II and Fund III for the amount each entity has funded for the loan. As of October 26, our portion is approximately $718,000. In the event VRM II and Fund III were unable to pay there pro rata share of the secured borrowing, we would be liable for the full outstanding balance.

The Board of Directors declared a quarterly cash dividend of $0.15 per share, for the three months ended September 30, 2006, on October 24, 2006 to be paid on November 29, 2006, to the stockholders of record as of November 13, 2006.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage I, Inc.:

We have reviewed the accompanying consolidated balance sheet of Vestin Realty Mortgage I, Inc. and its subsidiary as of September 30, 2006, and the related consolidated statements of income for the three-month and five-month periods ended September 30, 2006 and 2005, and stockholders’ equity and comprehensive income for the five-month period ended September 30, 2006, and cash flows for the five-month periods ended September 30, 2006 and 2005. All information included in these consolidated financial statements is the representation of the management of Vestin Realty Mortgage I, Inc.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Realty Mortgage I, Inc. as of April 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the ten-month transition period ended April 30, 2006, managements assessment of the effectiveness of the internal control over financial reporting as of December 31, 2005 and the effectiveness of the internal control over financial reporting as of December 31, 2005, and in our report dated June 27, 2006, we expressed an unqualified opinion on those consolidated financial statements; an unqualified opinion on managements assessment of, and an adverse opinion on the effective operation of internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
October 24, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and five months ended September 30, 2006. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the ten month transition period ended April 30, 2006.

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

Our operating results during the past several years have been adversely affected by allowances for non-performing loans. At September 30, 2006, the following four loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates and Rio Vista Nevada. These loans are currently carried on our books at a value of approximately $9.6 million, net of allowance for loan losses of approximately $4.7 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. For additional information see “Specific Loan Allowance” in Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q. Non-performing assets, net of allowance for loan losses, totaled approximately $9.6 million or 14.69% of our total assets as of September 30, 2006 as compared to $10.3 million or 16.1% of our total assets as of April 30, 2006. At September 30, 2006, non-performing assets consist of approximately $9.6 million of non-performing loans, net of allowance for loan losses of approximately $4.7 million. During July 2006, we and VRM II sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $2.5 million, which will result in a gain of $41,000. The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have to pay dividends to our stockholders. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of September 30, 2006 and April 30, 2006 was 17 and 18 months, respectively.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. A downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves with respect to non-performing loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio which, as of September 30, 2006, was 71.98% on a weighted average basis, generally using appraisals prepared on an “as-if developed” basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

We generally invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of September 30, 2006 our loans were in the following states; Arizona, California, Hawaii, Mississippi, Nevada, New York, Oklahoma, Oregon, Texas and Washington.

Summarization of Financial Results

	For the Three Months Ended September 30,		For the Five Months Ended September 30,
	2006	2005	2006	2005

Total revenues	$1,350,000	$2,214,000	$2,088,000	$3,321,000
Total operating expenses	390,000	230,000	586,000	1,835,000
Total income (loss) from real estate held for sale	40,000	(75,000)	39,000	(510,000)
Income tax provision	15,000	--	15,000	--

NET INCOME	$985,000	$1,909,000	$1,526,000	$976,000

Basic and diluted earnings per share	$0.14		$0.22

Net income allocated to members per weighted average membership units		$0.25		$0.13

Weighted average common shares / membership units	6,868,907	7,667,852	6,868,841	7,680,669

Annualized rate of return to members (a)		9.88%		3.03%

Dividends / cash distributions	$549,000	$1,160,000	$549,000	$1,285,000

Dividends / cash distributions per weighted average common share / membership units	$0.08	$0.15	$0.08	$0.17

Weighted average term of outstanding loans	17 months	18 months	17 months	18 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units as of September 30, 2005 divided by the number of days during the period (92 and 153 days for the three and five months ended September 30, 2005, respectively) and multiplied by three hundred sixty five (365) days, then divided by ten (the cost per unit).

Comparison of Operating Results for the three months ended September 30, 2006 to the three months ended September 30, 2005.

Total Revenues: For the three months ended September 30, 2006 total revenues decreased by approximately $864,000 or 39% compared to the same period in 2005 due in significant part to the following factors:

•
Our interest income decreased by approximately $621,000. In the 2005 period we recognized deferred interest income of approximately $495,000 relating to two seller financed real estate loans which paid off during the three months ended September 30, 2005. Additionally, the decrease in interest income is attributable to the decrease of approximately $6.2 million in the monthly average balance in investments in real estate loans during the three month period ended September 30, 2006 compared to the same period in 2005. The decline in investments in real estate loans is attributable to the reduction in capital (resulting from membership unit redemptions) we had available for investments. For additional information see Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I of this Report on Form 10-Q. Fund I’s capital was reduced by redemptions of membership units of approximately $8.3 million paid to its’ members during the ten month transition period ended April 30, 2006.

•	Included in other income for the three months ended September 30, 2005 was a settlement received in the amount of $272,000. We received no related income in the same period in 2006.

Total Expenses: For the three months ended September 30, 2006, total expenses were approximately $390,000 compared to approximately $230,000 for the three months ended September 30, 2005, an increase of approximately $160,000 or 70%. Expenses were primarily affected by the following factors:

•	Interest expense decreased by approximately $48,000 primarily due to the decrease of secured borrowing of approximately $1.6 million from September 30, 2005 compared to September 30, 2006.

•
Professional fees increased approximately $106,000 for the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to professional expenses incurred relating to financial reporting and legal fees related to real estate loans during the three months ended September 30, 2006. For additional information see Note M - Legal Matters Involving the Company of the Notes to Financial Statements included in Part I of this Report on Form 10-Q.

•
Other expenses included $72,000 in liability insurance expense for the Company’s directors and officers and expenses relating to investor services for the three months ended September 30, 2006. There were no similar expenses incurred during the same period in 2005.

Total Income (Loss) from Real Estate Held for Sale: For the three months ended September 30, 2006, total income from real estate held for sale was approximately $40,000 compared to a loss of $75,000 the same period in 2005 due in significant part to the following factors:

•
During the three months ended September 30, 2006, we recorded a gain on the sale of 82 residential lots in Henderson, Nevada of approximately $41,000. No gain on sale of real estate was incurred during the same period in 2005.

•
We incurred approximately $75,000 in expenses related to real estate held for sale for the three months ended September 30, 2005 compared to $1,000 during the same period in 2006. As of September 30, 2006 we have no real estate held for sale.

Comparison of Operating Results for the five months ended September 30, 2006 to the five months ended September 30, 2005.

Total Revenues: For the five months ended September 30, 2006 total revenues decreased by approximately $1.2 million or 37% compared to the same period in 2005 due in significant part to the following factors:

•
Our interest income decreased by approximately $1.1 million primarily as the result of a the recognition of deferred interest income referred to above and the decrease of approximately $9.1 million in the monthly average balance in investments in real estate loans during the five month period ended September 30, 2006 compared to the same period in 2005. The decline in investments in real estate loans is attributable to the reduction in capital (resulting from membership unit redemptions) we had available for investments. For additional information see Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I of this Report on Form 10-Q. Fund I’s capital was reduced by redemptions of membership units of approximately $8.3 million paid to its’ members during the ten month transition period ended April 30, 2006.

•
This decline was partially offset by the increase in bank interest income, which is included in other income, earned on cash and cash equivalents accounts held at banking institutions. Bank interest income increased by approximately $108,000 during the five month period ended September 30, 2006 compared to the same period in 2005. The increase is attributed to a higher average monthly balance in cash and cash equivalents during the five months ended September 30, 2006.

Total Expenses: For the five months ended September 30, 2006, total expenses were approximately $586,000 compared to approximately $1.8 million for the five months ended September 30, 2005, a decrease of approximately $1.2 million or 68%. Expenses were primarily affected by the following factors:

•
During the five months ended September 30, 2005, expenses were significantly impacted by the recognition of provisions for loan losses of approximately $1.2 million related to the loans secured by 4 cemeteries and 8 mortuaries in Hawaii. For additional information see “Specific Loan Allowance” in Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I of this Report on Form 10-Q. There were no additions to the provision for loan loss during the five months ended September 30, 2006.

•	Interest expense decreased by approximately $163,000 primarily due to the decrease in secured borrowing of approximately $1.6 million from September 30, 2005 compared to September 30, 2006.

•
Other expenses included $118,000 in liability insurance expense for the Company’s directors and officers and expenses relating to investor services for the five months ended September 30, 2006. There were no similar expenses incurred during the same period in 2005.

Total Income (Loss) from Real Estate Held for Sale: For the three months ended September 30, 2006, total income from real estate held for sale was approximately $39,000 compared to a loss of $510,000 the same period in 2005 due in significant part to the following factors:

•
During the five months ended September 30, 2005 we recorded a charge of approximately $354,000 in connection with a write-downs on real estate for sale related to residential lots in Henderson, Nevada. There were no write-downs on real estate held for sale during the five months ended September 30, 2006.

•
We incurred approximately $156,000 in expenses related to real estate held for sale for the five months ended September 30, 2005 compared to $2,000 during the same period in 2006. As of September 30, 2006 we have no real estate held for sale.

Net Income. Overall, net income for the three and five months ended September 30, 2006 totaled approximately $1.0 million and $1.5 million, respectively, as compared to $1.9 million and $1.0 million for the three and five months ended September 30, 2005.

Dividends. To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of non-cash income over 5% of our REIT taxable income. During the five months ended September 30, 2006 we paid dividends to our shareholders of approximately $549,000. On October 24, 2006 the Board of Directors declared a quarterly cash dividend of $0.15 per share, for the three months ended September 30, 2006, to be paid on November 29, 2006, to the stockholders of record as of November 13, 2006.

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

During the five months ended September 30, 2006, cash flows provided by operating activities approximated $1.2 million. Investing activities consisted of cash provided by loan payoffs of approximately $12.6 million. Cash used for new investments and purchases of real estate loans totaled approximately $24.5 million. In addition, investing activities consisted of the purchase of $2.5 million in certificates of deposit and proceeds from maturities of certificates of deposit totaling $2.7 million. Financing activities consisted of payments on a note payable in the amount of approximately $106,000 and dividends to stockholders, net of reinvestment, of $0.5 million.

At September 30, 2006, we had $723,000 in cash, $150,000 in certificates of deposit, $1,971,000 in marketable securities - related party and approximately $65.2 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include: repayments of outstanding loans, dividend reinvestments by our stockholders and arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.

We have no current plans to sell any new shares except through our dividend reinvestment program. The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status, net of allowance for loan losses of $9.6 million as of September 30, 2006 compared to non-performing assets of $10.3 million, which includes $7.8 million in loans in non-accrual status, net of allowance for loan losses, and $2.5 million in real estate held for sale, as of April 30, 2006. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

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

As of September 30, 2006 and April 30, 2006, we had no Inter-creditor Agreements.

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

INVESTMENTS IN REAL ESTATE LOANS SECURED BY REAL ESTATE PORTFOLIO

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period. We had investments in 32 real estate loans as of September 30, 2006, with a balance of $65.4 million as compared to investments in 25 real estate loans as of April 30, 2006, with a balance of $53.5 million.

At September 30, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates and Rio Vista Nevada. These loans are currently carried on our books at a value of approximately $9.6 million, net of allowance for loan losses of approximately $4.7 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc for Vernon Downs became effective. As a result of the bankruptcy plan, we and VRM II received the following:

•
A new first deed of trust was received from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $3.2 million. The new terms included a $1.2 million principal payment, reducing our principal balance by approximately $171,000. This transaction resulted in us recording unearned revenue of approximately $171,000, to be recognized through March 2007. The terms of the loan are 9% due in 6 months, with an option to extend, which was granted in September 2006, for an additional 6 months for a fee.

•	The loan is secured by a first deed of trust on Vernon Downs properties and a 150% personal guarantee by the borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion was approximately $71,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $282,000 of which our portion was approximately $40,000.

•	Payment of past due forbearance fees of approximately $555,000 of which our portion was approximately $79,000, to be recognized as unearned revenue and amortized through March 2007.

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of September 30, 2006, we have provided a specific reserve related to the 4 cemeteries and 8 mortuaries in Hawaii, of which our portion of the specific reserve is approximately $4.7 million. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. For additional information on our investments in real estate loans, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q.

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

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For additional information regarding the roll-forward of the allowance for loan losses for the five months ended September 30, 2006, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At September 30, 2006, we held no investments in real estate held for sale. During July 2006, we and VRM II sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $2.5 million resulting in a gain of $41,000. The investments in real estate held for sale were accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. For additional information on our investments in real estate held for sale, refer to Note E -Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item Financial Statements of this Report Form 10-Q.

Investments in Real Estate Held for Sale — Seller Financed

At September 30, 2006, we held an interest in two properties with a total carrying value of approximately $8.8 million, which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which ranges from 10% to 25%. We may share ownership of such properties with VRM II, Fund III, the Manager, or other related and/or unrelated parties. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. For additional information on our investments in real estate loans, refer to Note F -Real Estate Held for Sale-Seller Financed of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligation at September 30, 2006:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Note Payable	$88,000	$88,000	$--	$--	$--
Total	$88,000	$88,000	$--	$--	$--

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2006 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$607,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$3,034,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(607,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(3,034,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the financial statements.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment in our investment in real estate loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2006 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$654,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$3,268,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(654,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(3,268,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

We may discover additional facts and circumstances as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include, but not limited to:

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company's intent to invest in or own real estate as a long-term investment. In accordance with FAS 144 - Accounting for the Impairment or Disposal of Long Lived Assets, the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers. As of September 30, 2006 we had no real estate held for sale.

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

Most of our assets consist of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements. At September 30, 2006, our aggregate investment in real estate loans was approximately $52.3 million, net of allowance, with a weighted average effective interest rate of 10.5%. We had no loans financed under Inter-creditor Agreements at September 30, 2006, which would be classified as assets under secured borrowing. Most of the real estate loans have an initial term of 12 months; the weighted average term of outstanding loans at September 30, 2006 was 17 months. All but one of the outstanding real estate loans at September 30, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties and five have an exit fee.

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

The following table contains information about the investment in real estate loans held in our portfolio as of September 30, 2006. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2006 through 2009 and thereafter and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of September 30, 2006.

	Interest Earning Assets Aggregated by Maturity at September 30, 2006
Interest Earning Assets	2006	2007	2008	2009	Thereafter	Total

Investments In Real Estate Loans	$21,262,000	$44,103,000	$--	$--	$--	$65,365,000

Weighted Average Interest Rates	11.26%	10.14%	--%	--%	--%	10.50%

At September 30, 2006, we also had approximately $2.8 million invested in cash, cash equivalents, certificates of deposit and marketable securities - related party. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006.

Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls discussed below.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006, management had identified the following material weaknesses in their assessment of the effectiveness of our internal control over financial reporting:

•
Controls over computer database of investments in real estate loans: We did not establish effective controls over investments in real estate loans, specifically relating to the access to the computer database of investments in real estate loans which summarizes information used to prepare the related disclosures, including the classification of types of loan, portfolio percentage, loan to value percentage, and the geographical location of the investment in real estate loans. During the period ended September 30, 2006, management established and implemented controls, policies and procedures within our information technology department that are intended to provide monitoring and management of the computer systems access rights. Such procedures provide for various levels of access by certain individuals as deemed appropriate by management. These procedures also provide for appropriate approvals for programming changes, along with supporting documentation of such approvals. Management has reviewed all individuals and their functions and duties within our information technology department to establish these access and approval controls.

•
Controls over information recorded in the computer database of investments in real estate loans: We identified errors in recording information in the computer database of investments in real estate loans related to the origination of new loans and loan servicing which summarizes information used to prepare the related disclosures, including the classification of types of loan, portfolio percentage, loan to value percentage, and the geographical location of the investment in real estate loans. During the period ended September 30, 2006, management established and implemented additional controls, policies and procedures within our loan origination department which require critical information recorded in the computer database to be reviewed and documented by an additional person following the information being recorded in the database.

•
Controls over recording interest income from investments in real estate: We identified errors in recording transactions specifically related to interest income from investments in real estate loans. During the review and evaluation of the design and operation of our controls related to recording interest income from investments in real estate loans, we recognized that controls and procedures were generally manual rather than automated and required additional manual controls including documented sign-offs by preparers and reviewers of various reports. During the period ended September 30, 2006, management established and implemented additional controls, policies and procedures within our loan servicing department which require documented sign-offs by the preparers and reviewers of these reports.

Remediation Plan

To remediate our material weakness over the computer database of investments in real estate loans, management established and implemented controls, policies and procedures within our information technology department that are intended to provide monitoring and management of the computer systems access rights. Such procedures provide for various levels of access by certain individuals as deemed appropriate by management. These procedures also provide for appropriate approvals for programming changes, along with supporting documentation of such approvals. Management has reviewed all individuals and their functions and duties within our information technology department to establish these access and approval controls. Management will continue to test the design and operation of these controls and procedures to verify their effectiveness.

To remediate our material weakness over information recorded in the computer database of investments in real estate loans, management established and implemented additional controls, policies and procedures within our loan origination and servicing departments which require critical information recorded in the computer database to be reviewed and documented by an additional person following the information being recorded in the database. Management will continue to test the design and operation of these controls and procedures to verify their effectiveness.

To remediate our material weakness over recording interest income from investments in real estate loans, management established and implemented additional controls, policies and procedures within our loan servicing department which require documented sign-offs by the preparers and reviewers of monthly reports that reconcile subsidiary records to the general ledger. Management will continue to test the design and operation of these controls and procedures to verify their effectiveness.

Changes in Internal Control Over Financial Reporting

Our management has commenced with the remediation plan discussed above which includes establishing and implementing controls, policies and procedures within our information technology, loan origination and loan servicing departments. These controls have been implemented and will continue to be tested during our quarter ending December 31, 2006 to determine their effectiveness.

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

Notwithstanding the above, nothing has come to the attention of management which would cause management to believe that the material weaknesses noted above have resulted in material misstatements or errors in our financial statements as of September 30, 2006, or for any prior periods.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note K Legal Matters Involving the Manager and Note L Legal Matters Involving the Company in Part I Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A - Risk Factors of the Company’s Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 (the “Form 10-K”). The materialization of any risks and uncertainties identified in the Company’s Forward Looking Statements contained herein together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company’s financial condition, results of operations and cash flows. See Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements in this Quarterly Report on Form 10-Q.

SEC Investigations Resolved.

The SEC investigation disclosed in our previous filings have been resolved without any adverse action against us. For further information, please see Note K to our Financial Statements.

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
10.8
Intercreditor Agreement, dated October 13, 2006, by and between Vestin Originations, Inc., Vestin Mortgage, Inc. Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., Vestin Fund III, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	October 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	October 26, 2006
Michael V. Shustek	(Principal Executive Officer)

/s/ John W. Alderfer	Chief Financial Officer and Director	October 26, 2006
John W. Alderfer	(Principal Financial and Accounting Officer)

/s/ Robert J. Aalberts	Director	October 26, 2006
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	October 26, 2006
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	October 26, 2006
Roland M. Sansone