Form 10-Q
period 2007-09-30
Vestin Realty Mortgage I, Inc.
filed 2007-11-07
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From _______ To ________

COMMISSION FILE NUMBER 333-125347

VESTIN REALTY MORTGAGE I, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-4028839
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6149 SOUTH RAINBOW BOULVARD, LAS VEGAS, NEVADA 89118
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

Yes  [   ]    No   [X]

As of October 31, 2007, there were 6,872,867 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash	$6,488,000	$1,523,000
Certificates of deposit	--	150,000
Investment in marketable securities - related party	2,880,000	1,953,000
Interest and other receivables	829,000	938,000
Notes receivable, net of allowance of $684,000 at September 30, 2007 and $885,000 at December 31, 2006	--	102,000
Real estate held for sale	3,527,000	3,689,000
Real estate held for sale - seller financed	7,911,000	7,911,000
Investment in real estate loans, net of allowance for loan losses of $4,579,000 at September 30, 2007 and $4,534,000 at December 31, 2006	42,170,000	48,631,000
Assets under secured borrowings	--	310,000
Due from related parties	--	1,000
Other assets	136,000	124,000

Total assets	$63,941,000	$65,332,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$897,000	$307,000
Due to related parties	20,000	--
Secured borrowings	--	310,000
Notes payable	--	22,000
Deposit liability	1,672,000	1,255,000
Unearned revenue	--	69,000
Dividend payable	323,000	1,030,000

Total liabilities	2,912,000	2,993,000

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,872,601 share issued and outstanding at September 30, 2007 and 6,869,790 shares issued and outstanding at December 31, 2006	1,000	1,000
Additional paid in capital	62,251,000	62,235,000
Accumulated deficit	(1,046,000)	(7,000)
Accumulated other comprehensive income (loss)	(177,000)	110,000

Total stockholders' equity	61,029,000	62,339,000

Total liabilities and stockholders' equity	$63,941,000	$65,332,000

The accompanying notes are an integral part of these consolidated statements
See review report of Independent Registered Public Accounting Firm

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	For The Nine Months Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006

Revenues
Interest income from investment in real estate loans	$984,000	$1,232,000	$3,315,000	$3,318,000
Dividend income - related party	90,000	--	195,000	--
Recovery of allowance for doubtful notes receivable	23,000	8,000	281,000	21,000
Other income	68,000	110,000	280,000	272,000
Total revenues	1,165,000	1,350,000	4,071,000	3,611,000

Operating expenses
Management fees-related party	69,000	69,000	207,000	207,000
Provision for loan loss	183,000	--	183,000	3,000,000
Interest expense	2,000	2,000	15,000	74,000
Professional fees	431,000	202,000	775,000	517,000
Professional fees - related party	7,000	14,000	26,000	40,000
Provision of doubtful accounts related to receivable	86,000	--	86,000	--
Other	115,000	103,000	367,000	271,000
Total operating expenses	893,000	390,000	1,659,000	4,109,000

Income (loss) from operations	272,000	960,000	2,412,000	(498,000)

Income from real estate held for sale
Net gain on sale of real estate held for sale	--	41,000	--	43,000
Expenses related to real estate held for sale	(154,000)	(1,000)	(369,000)	(20,000)
Write down on real estate held for sale	(13,000)	--	(162,000)	--
Total income (loss) from real estate held for sale	(167,000)	40,000	(531,000)	23,000

Income before provision for income taxes	105,000	1,000,000	1,881,000	(475,000)

Provision for income taxes	--	15,000	--	15,000

NET INCOME (LOSS)	$105,000	$985,000	$1,881,000	$(490,000)

Basic and diluted earnings (loss) per weighted average common share / membership unit	$0.02	$0.14	$0.27	$(0.07)

Dividends declared per common share / cash distribution to members per membership unit	$0.14	$0.08	$0.43	$0.34

Weighted average common shares / membership units	6,872,140	6,868,907	6,871,260	6,887,342

The accompanying notes are an integral part of these consolidated statements
See review report of Independent Registered Public Accounting Firm

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total
Stockholders' Equity at December 31, 2006	6,869,790	$1,000	$62,235,000	$(7,000)	$110,000	$62,339,000

Comprehensive Income:

Net Income				1,881,000		1,881,000

Unrealized Loss on Marketable Securities - Related Party					(287,000)	(287,000)

Comprehensive Income						1,594,000

Dividends Declared to Stockholders				(2,920,000)		(2,920,000)

Reinvestment of Dividends	2,811	--	16,000			16,000

Stockholders' Equity at September 30, 2007 (Unaudited)	6,872,601	$1,000	$62,251,000	$(1,046,000)	$(177,000)	$61,029,000

The accompanying notes are an integral part of these consolidated statements
See review report of Independent Registered Public Accounting Firm

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net income (loss)	$1,881,000	$(490,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	--	--
Provision for doubtful accounts related to receivable	86,000	--
Write down of real estate held for sale	162,000	--
Gain on sale of real estate held for sale	--	(41,000)
Recovery of allowance for doubtful notes receivable	(281,000)	(21,000)
Provision for loan loss	183,000	3,000,000
Gain on sale of marketable securities	--	(1,000)
Amortized interest income	(69,000)	(91,000)
Provision for income taxes	--	15,000
Change in operating assets and liabilities:	--	--
Interest and other receivables	109,000	31,000
Due to/from related parties	21,000	256,000
Other assets	174,000	38,000
Accounts payable and accrued liabilities	590,000	221,000
Net cash provided by operating activities	2,856,000	2,917,000

Cash flows from investing activities:
Investments in real estate loans	(5,816,000)	(35,275,000)
Purchase of investments in real estate loans from:
VRM II	--	(500,000)
Third parties	--	(75,000)
Proceeds from loan payoffs	12,232,000	30,966,000
Sale of investments in real estate loans to:
VRM II	--	1,200,000
Third parties	--	125,000
Proceeds from sale of investment in real estate held for sale	--	2,538,000
Legal expenses paid and applied against loan allowance	(138,000)	(235,000)
Proceeds from note receivable	297,000	30,000
Purchase of marketable securities - related party	(1,214,000)	(1,859,000)
Proceeds from sale of marketable securities	--	1,717,000
Purchase of certificates of deposit	--	(2,532,000)
Proceeds from maturities of certificates of deposit	150,000	2,682,000
Proceeds from unearned revenue	--	100,000
Deposit liability	417,000	644,000
Net cash provided (used) by investing activities	$5,928,000	$(474,000)

The accompanying notes are an integral part of these consolidated statements
See review report of Independent Registered Public Accounting Firm

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from financing activities:
Principal payments on notes payable	$(208,000)	$(987,000)
Dividends paid to stockholders, net of reinvestments	(3,535,000)	(539,000)
Dividends paid to stockholders, net of reinvestments - related party	(76,000)	(8,000)
Members' distributions, net of reinvestments	--	(1,668,000)
Members' distributions - related party	--	(25,000)
Members' redemptions	--	(6,377,000)
Net cash used in financing activities	(3,819,000)	(9,604,000)

NET CHANGE IN CASH	4,965,000	(7,161,000)

Cash, beginning of period	1,523,000	7,884,000

Cash, end of period	$6,488,000	$723,000

Supplemental disclosures of cash flows information:

Income taxes paid	$--	$--
Interest paid	$15,000	$73,000

Non-cash investing and financing activities:
Dividend payable	$323,000	$--
Adjustment to note receivable and related allowance	$6,000	$--
Payoffs of loans funded through secured borrowings	$310,000	$2,719,000
Loan rewritten with same or similar collateral	$5,281,000	$--
Unearned revenue from loans rewritten with same or similar property as collateral	$69,000	$134,000
Note payable relating to prepaid E & O insurance policy	$--	$194,000
Reinvestment of dividends	$16,000	$2,000
Reinvestment of member distributions	$--	$129,000
Unrealized gain on marketable securities - related party	$(287,000)	$112,000

The accompanying notes are an integral part of these consolidated statements
See review report of Independent Registered Public Accounting Firm

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation.  Michael Shustek, the CEO and director of our manager and CEO, President and a director of us, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services though its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. that has continued the business of brokerage, placement and servicing of commercial real estate loans.  Vestin Originations, Inc. is a wholly owned subsidiary of Vestin Group.  On September 1, 2007, the servicing of real estate loans was assumed by our manager.

Pursuant to our management agreement, our manager implements our business strategies on a day-to-day basis, manages and provides services to us, and provides similar services to our subsidiaries.  Without limiting the foregoing, our manager performs other services as may be required from time to time for management and other activities relating to our assets, as our manager shall deem appropriate under the particular circumstances.  Consequently, our operating results are dependent upon our manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the manager of Vestin Realty Mortgage II, Inc., as the successor by merger to Vestin Fund II, LLC (“Fund II”), referred to as (“VRM II”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc. (“inVestin”), a company wholly owned by our manager’s CEO.  These entities also invest in real estate loans.

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  All significant inter-company transactions and balances have been eliminated in consolidation.

See review report of Independent Registered Public Accounting Firm

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

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan-to-value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.  The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser.  As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally funded.  If there is less security and a default occurs, we may not recover the full amount of the loan.

See review report of Independent Registered Public Accounting Firm

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment.  Our manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses.  Subsequent recoveries of amounts previously charged off are added back to the allowance and included as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry.  We, our manager and Vestin Originations generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

See review report of Independent Registered Public Accounting Firm

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

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity.  Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in.  We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue for any differential of the interest spread, if applicable.  Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”).

See review report of Independent Registered Public Accounting Firm

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the market price as of September 30, 2007.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities.

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

At September 30, 2007 and December 31, 2006, the estimated fair values of the real estate loans, including seller financed loans, were approximately $47.7 million and $54.2 million, respectively.  These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 – Earnings per Share (“FAS 128”), by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three and nine months ended September 30, 2007.  The following is a computation of the EPS data for the three and nine months ended September 30, 2007:

See review report of Independent Registered Public Accounting Firm

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007

Net income available to common stockholders	$105,000	$1,881,000

Weighted average number of common shares outstanding during the period	6,872,140	6,871,260

Basic and diluted earnings per weighted average common share	$0.02	$0.27

Net Income Allocated to Members Per Weighted Average Membership Unit

Fund I was an LLC prior to the merger, which stated net income allocated to members per weighted average membership unit that is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.  The following is a computation of the net income per weighted average membership unit for the four months ended April 30, 2006, basic earnings per share for the five months ended September 30, 2006 and total earnings per weighted average share/membership unit for the nine months ended September 30, 2006:

	For the Four Months Ended April 30, 2006	For the Five Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006

Net income (loss) available to common stockholders / members	$(2,016,000)	$1,526,000	$(490,000)

Weighted average number of common shares / units outstanding during the period	6,910,950	6,868,841	6,887,342

Basic and diluted earnings (loss) per weighted average common share / membership unit	$(0.29)	$0.22	$(0.07)

Common Stock Dividends

Cash dividends declared during the nine months ended September 30, 2007, totaled approximately $0.43 per common share.

On October 16, 2007, the Board of Directors declared a monthly cash dividend of $0.047 per share for the month of October 2007, that will be paid on November 29, 2007, to the stockholders of record as of November 9, 2007.

Segments

We operate as one business segment.

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

See review report of Independent Registered Public Accounting Firm

Our taxable income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write downs on real estate held for sale, capital gains and losses, and deferred income.

Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  The net income tax provision for the nine months ended September 30, 2007, was approximately zero.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits.  As of September 30, 2007 and December 31, 2006, we had approximately $6.3 million and $1.5 million, respectively, in excess of the federally insured limits.

As of September 30, 2007, 44%, 17%, 10% and 7% of our loans were in Nevada, Hawaii, Arizona and California, respectively, compared to 35%, 15%, 9% and 12%, at December 31, 2006, respectively.  As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At September 30, 2007, the aggregate amount of loans to our three largest borrowers represented 37.16% of our total investment in real estate loans, including loans related to seller financed real estate held for sale.  These real estate loans consisted of commercial and land loans, located in Nevada and Hawaii with a first lien position, interest rates between 11.0% and 14.0%, with an aggregate outstanding balance of approximately $20.1 million and maturing through September 2007.  At December 31, 2006, the aggregate amount of loans to our three largest borrowers represented 33.37% of our total investment in real estate loans including loans related to seller financed real estate held for sale.  These real estate loans consisted of commercial and land located in Hawaii and Nevada, with a first lien position, interest rates between 9% and 14%, with an aggregate outstanding balance of approximately $20.3 million.  The loans in Hawaii described above referred to the RightStar loans discussed in Note D – Investments in Real Estate Loans.  We have a significant concentration of credit risk with our largest borrowers, any additional defaults by such borrowers could have a material adverse effect on us.

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

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of one of our loans that had both principal and interest payments along with a “balloon” payment at the end of the term.  As of September 30, 2007, this loan had a balance of approximately $7.4 million.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2007, we had approximately $7.6 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $64.5 million.  These loans had interest reserves of approximately $5.7 million, of which our portion was approximately $0.5 million.

See review report of Independent Registered Public Accounting Firm

At December 31, 2006, we had approximately $17.1 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $120.3 million.  These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $0.7 million.

As of September 30, 2007, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 9% to 14%.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans including loans related to seller financed real estate held for sale, as of September 30, 2007, were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan-To-Value (1)

Acquisition and development	3	$2,750,000	12.64%	5.08%	55.28%
Commercial	13	34,346,000	11.83%	63.43%	84.61%
Construction	8	1,951,000	11.49%	3.60%	74.05%
Land	8	14,104,000	12.67%	26.04%	66.22%
Residential	1	1,000,000	12.00%	1.85%	80.00%
	33	$54,151,000	12.08%	100.00%	77.87%

Investments in real estate loans including loans related to seller financed real estate held for sale, as of December 31, 2006 were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan-To-Value (1)

Acquisition and development	4	$2,788,000	12.01%	4.60%	64.20%
Commercial	14	36,072,000	9.99%	59.43%	81.44%
Construction	6	5,994,000	11.68%	9.87%	64.66%
Land	9	15,843,000	12.31%	26.10%	52.16%
	33	$60,697,000	10.85	100.00%	71.35%

(1)
Loan-to-value ratios are based on the most recent appraisals and may not reflect subsequent changes in value.  Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination.  The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing.  As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to completion of the development of the project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the full amount of the loan.

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

See review report of Independent Registered Public Accounting Firm

	September 30, 2007 Balance	December 31, 2006 Balance
Balance per loan portfolio	$54,151,000	$60,697,000
Less:
Seller financed loans included in real estate held for sale	(7,911,000)	(7,911,000)
Proceeds of principal on seller financed loans included in deposit liability	509,000	379,000
Allowance for loan losses	(4,579,000)	(4,534,000)
Balance per consolidated balance sheet	$42,170,000	$48,631,000

The following is a schedule of priority of real estate loans, including loans related to seller financed real estate held for sale as of September 30, 2007 and December 31, 2006:

Loan Type	Number of Loans	September 30, 2007 Balance*	Portfolio Percentage	Number of Loans	December 31, 2006 Balance*	Portfolio Percentage

First deeds of trust	32	$53,851,000	99.45%	31	$60,359,000	99.44%
Second deeds of trust	1	300,000	0.55%	2	338,000	0.56%
	33	$54,151,000	100.00%	33	$60,697,000	100.00%

*  Please see (2) above

The following is a schedule of contractual maturities of investments in real estate loans, including loans related to seller financed real estate held for sale, as of September 30, 2007:

October 2007 – December 2007	$39,252,000
January 2008 – March 2008	9,633,000
April 2008 – June 2008	--
July 2008 – September 2008	5,266,000
Thereafter	--

Total	$54,151,000

The following is a schedule by geographic location of investments in real estate loans, including loans related to seller financed real estate held for sale, as of September 30, 2007 and December 31, 2006:

	September 30, 2007 Balance*	Portfolio Percentage	December 31, 2006 Balance*	Portfolio Percentage

Arizona	$5,500,000	10.16%	$5,509,000	9.08%
California	3,750,000	6.92%	6,988,000	11.51%
Hawaii	9,307,000	17.19%	9,307,000	15.33%
Nevada	23,738,000	43.84%	21,310,000	35.11%
New York	2,819,000	5.20%	3,246,000	5.35%
Oklahoma	1,937,000	3.58%	1,937,000	3.19%
Oregon	3,700,000	6.83%	5,200,000	8.57%
Texas	3,000,000	5.54%	4,168,000	6.87%
Washington	400,000	0.74%	3,032,000	4.99%
Total	$54,151,000	100.00%	$60,697,000	100.00%

*  Please see (2) above

See review report of Independent Registered Public Accounting Firm

At September 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar, Inc. (Part I & Part II), Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC and V & M Homes at the Palms, Inc.  These loans are currently carried on our books at a value of approximately $11.8 million, net of allowance for loan losses of approximately $4.4 million for the RightStar loans, which does not include the allowance for performing loans.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

•
RightStar, Inc. (Part I & Part II), are loans secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii with an outstanding balance of approximately $32.3 million of which our portion is approximately $9.3 million ($4.4 million for Part I and $4.9 million for Part II).  The lenders have commenced a judicial foreclosure on the loans, Part I and Part II.

•
Monterrey Associates, L.P. is a non-performing loan which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is approximately $1.2 million.  Interest payments on the loan are 13 months in arrears.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of legal actions commenced on our behalf with respect to other collateral securing the non-performing loan.   We are vigorously contesting their position; however, we cannot determine at this time the outcome of these legal proceedings.

•
Forest Development, LLC, is a loan secured by two 4,000 square foot single family residences, together with the four remaining lots in a subdivision, located on Mt. Charleston, NV with an outstanding balance of approximately $2.6 million of which our portion is approximately $0.6 million.  The loan is eleven months in arrears in payment of interest.  We commenced foreclosure proceedings and filed litigation to enforce the personal guarantee on the loan.  Forest Development subsequently counterclaimed and also filed a separate lawsuit against us, VRM II, Fund I, Fund II, Fund III, Vestin Mortgage, Inc. and Vestin Originations, Inc. (the “Defendants”) alleging that the Defendants breached the construction loan agreement and thus jeopardized the completion of the project, alleging intentional interference with contractual relations, bad faith, breach of contract, conversion, undue and improper control and interference over borrower’s business.  They are seeking injunctive relief, monetary damages, and punitive damages.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  In April 2007, the borrower filed for protection under Chapter 11 of the United State Bankruptcy Code.  In September 2007, Forest Development filed a lawsuit in the United States Bankruptcy Court for the District of Nevada, against us, VRM II, Fund I, Fund II, Fund III, Vestin Mortgage, Inc. and Vestin Originations, Inc. (the “Defendants”) alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, which claims are substantially the same as was filed in the State Court action.  We believe the allegations are without merit, and we have adequate defenses.  A settlement conference is currently scheduled for November 9, 2007 between the Defendants and Forest Development, LLC.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

See review report of Independent Registered Public Accounting Firm

•
Pirates Lake, Ltd., is a loan to provide bridge financing for approximately 46.75 acres of land in Galveston, TX, with an outstanding balance of approximately $8.5 million of which our portion is approximately $3.0 million. The loan is secured by a first lien on the property and guaranteed by the borrower.  Additionally, the loan is secured by a second position lien on approximately 0.5 acres of land located in Houston, Texas.  The loan is five months in arrears in payments of interest.  On August 7, 2007, we, VRM II and Fund III entered into a settlement agreement with the borrower whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM II and Fund III relating to the loan were due on October 1, 2007.  On October 2, 2007, the borrower was in default of the settlement and loan agreements. Subsequently the borrower filed for protection under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas.  Our manager has instructed Bankruptcy counsel to seek relief from the automatic stay and to seek dismissal of Pirate’s Lake Ltd. Chapter 11 proceedings so that foreclosure proceedings may proceed.  A hearing is currently scheduled for November 7, 2007.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
Jeffrey's Court, LLC, is a loan to provide financing for the development of 4.92 acres of land into 119 condominium units in Las Vegas, NV, with an outstanding balance of approximately $5.1 million of which our portion is $1.0 million dollars.  The loan is two months in arrears in payment of interest and is secured by a first lien on the property and guaranteed by the borrower.  Our manager has commenced foreclosure proceedings.  We intend to bring legal action against the guarantors of this loan.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
V & M Homes at the Palms, Inc., is a loan, with a variable interest rate, to provide acquisition financing for an 80 acre parcel of land in Florence, AZ, with an outstanding balance of approximately $3.9 million of which our portion is approximately $1.0 million.  The loan is one month in arrears in payment of interest and is secured by a first lien on the property and guaranteed by the borrower.  Our manager has commenced foreclosure proceedings.  We intend to bring legal action against the guarantors of this loan.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

The following schedule summarizes the non-performing loans as of September 30, 2007:

Description of Collateral	Balance at September 30, 2007	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I**	$4,415,000	3/31/2004	42	24% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II**	4,892,000	3/31/2004	42	35% of Part II
248-unit apartment complex in Oklahoma City, OK	1,237,000	9/1/2006	13	28%
2 single family residences and 4 lots in Mt. Charleston, NV	631,000	10/27/2006	11	24%
46.75 acres of land located in Galveston, TX	3,000,000	6/30/2007	5	35%
4.92 acres of land in Las Vegas, NV	1,000,000	7/17/2007	2	20%
80 acre parcel of land in Florence, AZ	1,000,000	8/16/2007	1	26%
	$16,175,000

**  Please refer to (3) Specific Reserve Allowance below.

See review report of Independent Registered Public Accounting Firm

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of September 30, 2007, we have provided a specific reserve related to the two loans secured by 4 cemeteries and 8 mortuaries in Hawaii (“RightStar loans”), of approximately $4.4 million.  Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2007:

Description	Balance at December 31, 2006	Specific Reserve Allocation	RightStar Legal Reserve	Balance at September 30, 2007
Specific allowance (3)	$4,534,000	$183,000	$(138,000)	4,579,000
Total	$4,534,000	$183,000	$(138,000)	$4,579,000

(3)	Specific Reserve Allowance

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

See review report of Independent Registered Public Accounting Firm

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007 the court approved the resolution agreement which provides that the proceeds of the foreclosure sale will be allocated to fund the trusts statutory minimum balances to VRM II, Vestin Mortgage and us.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  The outcome of this auction cannot be determined at this time.

We have evaluated the estimated value of the underlying collateral, the potential trust fund deficit, and the expected cost and length of litigation.  Based on this estimate we increased our total specific reserve allowance for loss by approximately $3.0 million during the twelve months ended December 31, 2006 and specifically allocated our general allowance of approximately $0.4 million to the RightStar loans.  The increase in the reserve allowance included approximately $0.5 million for estimated litigation fees and expenses, which we have incurred in enforcing our rights against the underlying collateral.  We will continue to evaluate our position in the RightStar loan as the situation progresses.  As of September 30, 2007, our specific reserve allowance on the RightStar loans totaled approximately $4.4 million.

Peoria 180, LLC Loan Allowance– During the nine months ended September 30, 2007, our manager provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of $1.6 million, of which our portion was $183,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during October 2007.  As of September 30, 2007, the loan was performing as required.  Our manager will continue to evaluate our position in the loan.

In addition, as of September 30, 2007, our manager granted extensions on 13 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.

See review report of Independent Registered Public Accounting Firm

However, our manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  Included in the 13 extended loans was the Mid-State Raceway loan, which was extended from March 31, 2007 to March 31, 2008.  As part of the extension agreement, the borrower made a principal payment of approximately $3.0 million, of which our portion was approximately $0.4 million, and the loan interest rate increased from 9% to 12%.  The aggregate amount due to us from borrowers whose loans had been extended as of September 30, 2007 was approximately $17.9 million.  Our manager concluded that no allowance for loan loss was necessary with respect to these loans as of September 30, 2007.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  As of September 30, 2007 and December 31, 2006 approximately $6.9 million and $3.4 million, respectively, in non-performing loans had no specific allowance for loan losses.  As of September 30, 2007 and December 31, 2006, approximately $9.3 million, in non-performing loans had a specific allowance for loan losses of approximately $4.4 million and $4.5 million, respectively, which does not include the allowance for performing loans.  At September 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC and V & M Homes at the Palms, Inc.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2007, we owned 585,349 shares of VRM II’s common stock, representing approximately 1.52% of their total outstanding common stock.

See review report of Independent Registered Public Accounting Firm

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2007, we held one property with a total carrying value of approximately $3.5 million, which was acquired through foreclosure and recorded as investments in real estate held for sale.  The summary below includes our percentage ownership in the property.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The following is a roll-forward of investments in real estate held for sale during the nine months ended September 30, 2007:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2006	Acquisitions (Reductions)	Seller Financed Sales	Proceeds from Sales	Gain on Sale of Real Estate	Balance at September 30, 2007

480 residential building lots & 2 family dwellings in Cathedral City, CA (1)	12/21/2006	12%	$3,689,000	$(162,000)	$--	$--	$--	$3,527,000

Total			$3,689,000	$(162,000)	$--	$--	$--	$3,527,000

(1)
During November 2006, we, VRM II and Fund III acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the three months ended September 30, 2007, our manager continued to evaluate the carrying value of the acquired property and related liabilities. As of September 30, 2007, our manager estimated the net realizable value of the asset totaled $28,355,000, of which our portion totaled $3,527,000, and estimated liabilities associated with this asset totaled $2,700,000, of which our portion totaled $336,000. Based on these estimates, our write downs on real estate held for sale for this property totaled $13,000 and $162,000 for the three and nine months ended September 30, 2007, respectively. We also recognized expenses related to real estate held for sale for this property which totaled $112,000 and $336,000 for the three and nine months ended September 30, 2007, respectively.

NOTE G — REAL ESTATE HELD FOR SALE – SELLER FINANCED

At September 30, 2007, we held an interest in one property with a total carrying value of approximately $7.9 million, which had been sold in a transaction where we provided the financing to the purchaser.  GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained certain requirements.  We may share ownership of such properties with VRM II, Fund III, our manager, or other related and/or unrelated parties.  The summary below includes our percentage of ownership in the property held during the nine months ended September 30, 2007.  These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  The following is a roll-forward of seller financed real estate held for sale for the nine months ended September 30, 2007:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2006	Acquisitions	Sales	Gain (Loss) on Sale	Balance at September 30, 2007

Assisted living facility in Las Vegas, Nevada (1)	9/23/2004	52%	$7,911,000	$--	$--	$--	$7,911,000

Total			$7,911,000	$--	$--	$--	$7,911,000

See review report of Independent Registered Public Accounting Firm

(1)
During September 2004, we and VRM II sold an assisted living facility in Las Vegas, NV and financed 100% of the purchase price of approximately $15.3 million maturing in September 2007.  The transaction resulted in no gain or loss.  As of September 30, 2007, we had received approximately $1.7 million in payments from the borrower.  These principal and interest payments are recorded as a deposit liability.  Interest payments will be recognized as income once the equity requirement has been met or the loan is paid in full.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three and nine months ended September 30, 2007 and 2006, were $69,000 and $207,000 for each period, respectively.

As of September 30, 2007, our manager owned 100,000 of our common shares.  For the three and nine months ended September 30, 2007, we declared approximately $14,000 and $43,000, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.  During the four months ended April 30, 2006, we recorded pro-rata distributions owed to our manager of $25,000.  For the five months ended September 30, 2006, we declared approximately $8,000 in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

Transactions with Other Related Parties

As of September 30, 2007, we owned 585,349 common shares of VRM II, representing approximately 1.52% of their total outstanding common stock.  For the three and nine months ended September 30, 2007, we recognized $90,000 and $195,000, respectively, in dividend income from VRM II based on the number of shares we held on the dividend record dates.

As of September 30, 2007, VRM II owned 533,675 of our common shares, representing approximately 7.77% of our total outstanding common stock.  For the three and nine months ended September 30, 2007, we declared approximately $74,000 and $200,000, respectively, in dividends payable to VRM II based on the number of shares VRM II held on the dividend record dates.

During the nine months ended September 30, 2006, we sold $1.2 million in real estate loans to VRM II and bought $0.5 million in real estate loans from VRM II.  No gain or loss resulted from these transactions.  No similar transactions occurred during the nine months ended September 30, 2007.

As of September 30, 2007, we owed related parties, under common management $20,000.  As of December 31, 2006, we had receivables from related parties, under common management $1,000.

See review report of Independent Registered Public Accounting Firm

During the three and nine months ended September 30, 2007, we incurred $7,000 and $26,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and nine months ended September 30, 2006, we incurred $14,000 and $40,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

NOTE I — NOTES RECEIVABLE

During October 2004, we and VRM II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was $2,118,000.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date.  As of September 30, 2007, we have received $33,000 in principal payments.  During the nine months ended September 30, 2007, the balance of $126,000 was fully reserved.

During March 2005, we and VRM II sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $1.8 million, which resulted in a loss of $389,000.  In addition, during June 2005, we and VRM II entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was $640,000.  The balance is secured by a second deed of trust and is payable in a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due.  As of September 30, 2007, we have received $294,000 in principal payments.  Payments will be recognized as income when received.  The balance of $346,000 is fully reserved as of September 30, 2007.

During November 2004, we and VRM II sold the 140 Unit/224 beds senior facility in Mesa, Arizona of which our portion of the consideration received totaled $1,009,000.  We and VRM II received a promissory note from the original guarantor in the amount of $478,000 of which our portion was $67,000.  The promissory note is payable in interest only payments of 8% on the principal balance outstanding.  From June 25, 2005 through May 25, 2006, monthly payments increased to $15,000 and were applied to principal and accrued interest.  Beginning June 25, 2006 through May 25, 2009, payments are to increase to $20,000 monthly.  Due to the uncertainty of collectability, we have provided a valuation allowance for the entire remaining balance of the promissory note.  Income will be recognized when payments are received.  On August 7, 2007, we and VRM II filed a complaint against the guarantor in the U.S. District Court of the District of Nevada, seeking to recover the amounts due pursuant to the promissory note.  The guarantor did not answer or otherwise respond to the lawsuit.  We and VRM II will seek a default judgment for all the amounts due.  If granted, we and VRM II will seek to enforce the Complaint against the guarantor; however, there can be no assurance that we and VRM II will recover the amounts.  As of September 30, 2007, we received $28,000 in principal payments.  The balance of $31,000 is fully reserved as of September 30, 2007.

During December 2005, we and VRM II sold the 460 acre residential subdivision in Lake Travis, TX for approximately $5.5 million, of which our portion was approximately $1.8 million.  The purchase price included cash proceeds of $5 million and a $500,000 note receivable with an imputed interest rate of 8% in July 2006.  A net gain of $71,000 resulted in this transaction, of which our portion was $24,000.  The purchaser defaulted on the note and our manager pursued litigation.  During the nine months ended September 30, 2007, we and VRM II entered into a settlement agreement, which reduced the note to $175,000, of which our portion is $60,000. As of September 30, 2007, we received $17,000 in principal payments.  The balance of $43,000 is fully reserved as of September 30, 2007.

During 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan that we foreclosed on.  Our portion was approximately $137,000.  The promissory noted is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  The balance of approximately $137,000 is fully reserved as of September 30, 2007

See review report of Independent Registered Public Accounting Firm

NOTE J— SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity.  Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in.  We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue for any differential of the interest spread, if applicable.  Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”).  The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM II and/or Fund III (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

During October 2006, we, our manager, Vestin Originations, Inc., VRM II and Fund III entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  (See exhibit 10.8 Intercreditor Agreement  under the Exhibit Index included in Part II – Other Information, Item 6 Exhibits of this Report Form 10-Q).  The secured borrowing was recognized pro rata between us, VRM II and Fund III for the amount each entity has funded for the loan.  During May 2007, the secured borrowings were paid in full.  As of September 30, 2007, we did not have any funds used under Inter-creditor Agreements as compared to approximately $310,000 used under Inter-creditor Agreements as of December 31, 2006.

NOTE K — NOTE PAYABLE

In May 2007, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 7.25%.  The agreement required a down payment of $34,000 and nine monthly payments of $21,000 beginning on May 27, 2007.  During August 2007, the note was paid in full.

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

See review report of Independent Registered Public Accounting Firm

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

NOTE N — LEGAL MATTERS INVOLVING THE COMPANY

On November 21, 2005, Desert Land filed a complaint in the state District court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the Ninth Circuit United Court of Appeals, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action is based upon allegations that Del Mar Mortgage, Inc and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999.  On March 6, 2006, Desert Land amended the state court complaint to name us.  Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.  The state court complaint further alleges that Desert Land is entitled to void such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.  Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the action, and Mr. Shustek has guaranteed the indemnification.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.

See review report of Independent Registered Public Accounting Firm

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007 the court approved the resolution agreement which provides that the proceeds of the foreclosure sale will be allocated to fund the trusts statutory minimum balances to VRM II, Vestin Mortgage and us.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  The outcome of this auction cannot be determined at this time.

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

See review report of Independent Registered Public Accounting Firm

NOTE P — SUBSEQUENT EVENT

On October 16, 2007, the Board of Directors declared a monthly cash dividend of $0.047 per share for the month of October 2007, that will be paid on November 29, 2007, to the stockholders of record as of November 9, 2007.

See review report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage I, Inc.:

We have reviewed the accompanying consolidated balance sheet of Vestin Realty Mortgage I, Inc. and its subsidiary as of September 30, 2007, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, the related consolidated statement of equity and other comprehensive income for the nine-month period ended September 30, 2007 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. All information included in these consolidated financial statements is the representation of the management of Vestin Realty Mortgage I, Inc.

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
November 6, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2007 and 2006.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2006.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income by investing in real estate loans.  We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by other financial institutional real estate lenders.  The loan underwriting standards utilized by our manager and Vestin Originations are less strict than other financial institutional real estate lenders.  In addition, one of our competitive advantages is our ability to approve loan applications more quickly than other financial institutional lenders.  As a result, in certain cases, we may make real estate loans that are riskier than real estate loans made by other financial institutional lenders such as commercial banks.  However, in return, we seek a higher interest rate and our manager takes steps to mitigate the lending risks such as imposing a lower loan-to-value ratio.  While we may assume more risk than other financial institutional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our operating results during the past several years have been adversely affected by allowances for non-performing loans.  At September 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC and V & M Homes at the Palms, Inc.  These loans are currently carried on our books at a value of approximately $11.8 million, net of allowance for loan losses of approximately $4.4 million for the RightStar loans, which does not include the allowance for performing loans.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  On August 7, 2007, we, VRM II and Fund III entered into a settlement agreement with the borrower of Pirates Lake, Ltd. whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM II and Fund III relating to the loan were due on October 1, 2007.  On October 2, 2007, the borrower was in default of the settlement and loan agreements and they filed for protection under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas.  For additional information, see “Specific Loan Allowance” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Item 1 Consolidated Financial Statements of this report Form 10-Q.

Non-performing assets, net of allowance for loan losses, totaled approximately $15.3 million or 24% of our total assets as of September 30, 2007, as compared to approximately $11.8 million or 18% of our total assets as of December 31, 2006.  At September 30, 2007, non-performing assets consisted of approximately $3.5 million of real estate held for sale not sold through seller financing and approximately $11.8 million of non-performing loans, net of allowance for loan losses.  In addition, during the nine months ended September 30, 2007, our manager evaluated the carrying value of the acquired properties located in Cathedral City, CA and based on its estimate, our manager has written down the value of the property by $1.3 million, of which our portion was $162,000.  Our manager also recognized expenses related to real estate held for sale for this property which totaled $2.7 million, of which our portion was approximately $336,000.

The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures.  If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults, which may reduce the amount of funds we have to pay dividends to our stockholders.  Such conditions may also require us to restructure loans.  The weighted average term of our outstanding loans, including extensions and loans related to seller financed real estate held for sale, as of September 30, 2007 and December 31, 2006 were 20 and 19 months, respectively.

Uncertain economic conditions during the next year could have a material impact on the collectability of our loans.  The downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves.  The problems experienced by some lenders in the sub-prime market may have a material adverse affect on the commercial mortgage markets in which we operate.  We are aware that weakness in the credit markets could at some point have an adverse impact upon our markets.  Recognizing the risk, we seek to maintain an adequate loan-to-value ratio, including loans related to seller financed real estate held for sale, which, as of September 30, 2007, was 77.87% on a weighted average basis, generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination.  The increase in the weighted average loan-to-value ratio from 71.35%, as of December 31, 2006, to 77.87%, as of September 30, 2007, is primarily due to eight loans that were funded during the nine months ended September 30, 2007, totaling $4.1 million, with loan-to-value ratios ranging from 72.329% to 80.00%.  The majority of these loans were to repeat borrowers with a history of good standing with us.  In addition, the original terms of these loans were 12 months.  We hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default.  Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

During the nine months ended September 30, 2007, our manager provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of $1.6 million, of which our portion was $183,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during October 2007.  As of September 30, 2007, the loan was performing as required.  Our manager will continue to evaluate our position in the loan.

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

As of September 30, 2007, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington.

Comparison of Operating Results for the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$1,165,000	$1,350,000	$4,071,000	$3,611,000
Operating expenses	893,000	390,000	1,659,000	4,109,000
Income (loss) from real estate held for sale	(167,000)	40,000	(531,000)	23,000

Income (loss) before provision for income taxes	105,000	1,000,000	1,881,000	(475,000)

Provision for income taxes	--	15,000	--	15,000

Net income (loss)	$105,000	$985,000	$1,881,000	$(490,000)

Basic and diluted earnings per weighted average common share	$0.02	$0.14	0.27	$0.22
Net loss allocated to members per weighted average membership units				$(0.29)
Dividends declared per common share / cash distributions per membership unit	$0.14	$0.08	0.43	$0.34
Weighted average common shares / membership units	6,872,140	6,868,907	6,871,260	6,887,342
Weighted average term of outstanding loans, including extensions	20 months	20 months	20 months	20 months

Comparison of Operating Results for the three months ended September 30, 2007 to the three months ended September30, 2006.

Total Revenues:  For the three months ended September 30, 2007, total revenues were approximately $1.2 million compared to approximately $1.4 million during the three months ended September 30, 2006, a decrease of approximately $185,000 or 13.7%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased approximately $248,000 during the three months ended September 30, 2007 compared to the same period in 2006, due to a decrease in investment in real estate loans.  Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of September 30, 2007, our investment in real estate loans, including loans related to seller financed real estate held for sale, was approximately $54.2 million with a weighted average interest rate of 12.08%.  As of September 30, 2006, our investment in real estate loans, including loans related to seller financed real estate held for sale, was approximately $65.4 million with a weighted average interest rate of 10.5%.

•
During the three months ended September 30, 2007, we earned approximately $90,000 in dividend  income from VRM II based on the number of shares we held during the period.  There was no comparable income during the three months ended September 30, 2006.

Total Operating Expenses:  For the three months ended September 30, 2007, total operating expenses were $893,000 compared to approximately $390,000 during the three months ended September 30, 2006, an increase of approximately $503,000 or 129.0%.  Expenses were primarily affected by the following factors:

•
During the three months ended September 30, 2007, we recognized a provision for loan loss of approximately $183,000 related to a land loan on property located in Glendale, Arizona.  See “Specific Loan Allowance” in Note D Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  There was no comparable loan loss provisions during the three months ended September 30, 2006.

•
During the three months ended September 30, 2007, professional fees increased approximately $222,000 primarily due to the accrual of approximately $261,000 in legal fees relating to the legal actions that have been filed against us in connection with the REIT conversion.  See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  There were no comparable accruals during the three months ended September 30, 2006.

Total Income(Loss) from Real Estate Held for Sale:  For the three months ended September 30, 2007, total loss from real estate held for sale was $167,000 compared to income of $40,000 during the same period in 2006.  During the three months ended September 30, 2007, our manager evaluate the carrying value of the acquired property located in Cathedral City and related liabilities. As of September 30, 2007, our manager estimated the net realizable value of the asset totaled $28,355,000, of which our portion totaled $3,527,000, and estimated liabilities associated with this asset totaled $2,700,000, of which our portion totaled $336,000. Based on these estimates, our write downs on real estate held for sale for this property totaled $13,000 for the three months ended September 30, 2007. We also recognized expenses related to real estate held for sale for this property which totaled $112,000 for the three months ended September 30, 2007.

Comparison of Operating Results for the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Total Revenues:  For the nine months ended September 30, 2007 total revenues increased by approximately $460,000 or 12.7% compared to the same period in 2006 due in significant part to the following factors:

•	During the nine months ended September 30, 2007, we recognized approximately $195,000 in dividend income from investment in a related party. We had no comparable income during the same period in 2006.

•
During the nine months ended September 30, 2007, we earned approximately $281,000 in other income from principal payments on notes receivable that were fully reserved compared to $21,000 earned during the same period in 2006.

Total Operating Expenses:  For the nine months ended September 30, 2007, total operating expenses were $1,659,000 compared to $4,109,000 during the nine months ended September 30, 2006, a decrease of $2,450,000 or 59.6%.  Expenses were primarily affected by the following factors:

•
During the nine months ended September 30, 2007, we recognized a provision for loan losses of approximately $183,000 related to a land loan on property located in Glendale, Arizona.  During the nine months ended September 30, 2006, we recognized a provision for loan loss of $3 million related to the loans secured by 4 cemeteries and 8 mortuaries in Hawaii.  See “Specific Loan Allowance” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

•
Professional fees increased approximately $244,000 during the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to the accrual of approximately $261,000 in legal fees relating to the legal actions that have been filed against us in connection with the REIT conversion.  See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Total Income(Loss) from Real Estate Held for Sale:  For the nine months ended September 30, 2007, total loss from real estate held for sale was $531,000 compared to income of $23,000 during the same period in 2006.  The total loss was primarily due to the following factors:

•
During the nine months ended September 30, 2007, our manager evaluated the carrying value of the acquired property located in Cathedral City and related liabilities. As of September 30, 2007, our manager estimated the net realizable value of the asset totaled $28,355,000, of which our portion totaled $3,527,000, and estimated liabilities associated with this asset totaled $2,700,000, of which our portion totaled $336,000. Based on these estimates, our write downs on real estate held for sale for this property totaled $162,000 for the nine months ended September 30, 2007. We also recognized expenses related to real estate held for sale for this property which totaled $336,000 for the nine months ended September 30, 2007.

•
During the nine months ended September 30, 2006, we recorded a gain of approximately $43,000 on the sale of 82 residential lots in Henderson, Nevada.  There was no gain on sale of real estate held for sale during the same period in 2007.

Dividends:  To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of non-cash income over 5% of our REIT taxable income.  Our taxable income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write downs on real estate held for sale, capital gains and losses, and deferred income.  From January 1, 2007 through September 30, 2007, we declared dividends to our shareholders of approximately $2.9 million.

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

During the nine months ended September 30, 2007, cash flows provided by operating activities approximated $2.9 million.  Investing activities consisted of cash provided by loan payoffs of approximately $12.2 million.  Cash used for new investments and purchases of real estate loans totaled approximately $5.8 million.  In addition, we used approximately $1.2 million for the purchase of investment in marketable securities – related party.  Financing activities mainly consisted of dividends to stockholders, net of reinvestment, of approximately $3.6 million.

At September 30, 2007, we had approximately $6.5 million in cash, $2.9 million in marketable securities – related party and approximately $64.0 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include  repayments of outstanding loans, dividend reinvestments by our stockholders, arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.

We have no current plans to sell any new shares except through our dividend reinvestment program.  As of October 30, 2007, approximately 3% of our shareholders owning less than 1% our outstanding shares have elected to reinvest their dividends.  The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans.  Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This would diminish our capital resources and would impair our ability to invest in new loans.  Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale not sold through seller financing totaling approximately $11.8 million and $3.5 million, respectively, as of September 30, 2007, compared to approximately $8.1 million and $3.7 million, respectively, as of December 31, 2006.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties.  Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition.  However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

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

During October 2006, we, our manager, Vestin Originations, Inc., VRM II and Fund III entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  (See exhibit 10.8 Intercreditor Agreement  under the Exhibit Index included in Part II – Other Information, Item 6 Exhibits of this Report Form 10-Q).  The secured borrowing was recognized pro rata between us, VRM II and Fund III for the amount each entity has funded for the loan.  During May 2007, the secured borrowings were paid in full.  As of September 30, 2007, we did not have any funds used under Inter-creditor Agreements as compared to approximately $310,000 used under Inter-creditor Agreements as of December 31, 2006.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 9% to 14%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 33 real estate loans, including loans related to seller financed real estate held for sale, as of September 30, 2007, with a balance of approximately $54.2 million as compared to investments in 33 real estate loans, including loans related to seller financed real estate held for sale, as of December 31, 2006, with a balance of approximately $60.7 million.

At September 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC and V & M Homes at the Palms, Inc.  These loans are currently carried on our books at a value of approximately $11.8 million, net of allowance for loan losses of approximately $4.4 million for the RightStar loans, which does not include the allowance for performing loans.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  On August 7, 2007, we, VRM II and Fund III entered into a settlement agreement with the borrower of Pirates Lake, Ltd. whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM II and Fund III relating to the loan were due on October 1, 2007.  On October 2, 2007, the borrower was in default of the settlement and loan agreements.  Subsequently the borrower filed for protection under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas.  Our manager has instructed Bankruptcy counsel to seek relief from the automatic stay and to seek dismissal of the Pirate’s Lake Ltd. Chapter 11 proceedings so that foreclosure proceedings may proceed.  A hearing is currently scheduled for November 7, 2007.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us for loss of principal.  No specific allowance was deemed necessary.

During March 2007, our manager extended the Mid-State Raceway loan from March 31, 2007 to March 31, 2008.  As part of the extension agreement, the borrower made a principal payment of approximately $3.0 million, of which our portion was approximately $0.4 million, and the loan interest rate increased from 9% to 12%.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of September 30, 2007, we have provided a specific reserve related to the 4 cemeteries and 8 mortuaries in Hawaii, of which our portion of the specific reserve is approximately $4.4 million.  In addition, during the nine months ended September 30, 2007, our manager provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of approximately $1.6 million, of which our portion was $183,000.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the nine months ended September 30, 2007, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At September 30, 2007, we held one property with a total carrying value of approximately $3.5 million, which was acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  During the nine months ended September 30, 2007, our manager evaluated the carrying value of the acquired properties located in Cathedral City, CA and based on its estimate, our manager has written down the value of the property by $1.3 million, of which our portion was approximately $162,000.  Our manager also recognized expenses related to real estate held for sale for this property, which totaled $2.7 million, of which our portion was approximately $336,000.

For additional information on our investments in real estate held for sale, refer to Note F –Real Estate Held for Saleof the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale — Seller Financed

At September 30, 2007, we held an interest in one property with a total carrying value of approximately $7.9 million, which was sold in a transaction where we provided the financing to the purchaser.  GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained certain requirements.  We may share ownership of such properties with VRM II, Fund III, our manager, or other related and/or unrelated parties.  These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  For additional information on our investments in real estate loans, refer to Note G –Real Estate Held for Sale-Seller Financed of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of September 30, 2007, we had no contractual obligations.  See Note K – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2007, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$601,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$3,005,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(601,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(3,005,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2007, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$542,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$2,708,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(542,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(2,708,000)

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At September 30, 2007, our aggregate investment in real estate loans was approximately $42.2 million, net of allowance, with a weighted average effective interest rate of 12.08%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions and loans related to seller financed real estate held for sale, at September 30, 2007, was 20 months.  All but two of the outstanding real estate loans at September 30, 2007, were fixed rate loans.  One of the two variable interest rate loans was non-performing as of September 30, 2007, see Note D – Investments in Real Estate Loans in Part I, Item 1 Consolidated Financial Statements of this Form 10-Q.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  None of the real estate loans had prepayment penalties and 15 had an exit fee.

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

The following table contains information about the investment in real estate loans, including loans related to seller financed real estate held for sale, in our portfolio as of September 30, 2007.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2007 through 2010 and thereafter and separately aggregates the information for all maturities arising after 2010.  The carrying values of these assets approximate their fair value as of September 30, 2007.

	Interest Earning Assets Aggregated by Maturity at September 30, 2007
Interest Earning Assets	2007	2008	2009	2010	Thereafter	Total

Investments in real estate loans	$39,252,000	$14,899,000	$--	$--	$--	$54,151,000

Weighted average interest rates	12.07%	12.10%	--%	--%	--%	12.08%

At September 30, 2007, we also had approximately $9.4 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO believe that these controls and procedures are adequate to ensure we are able to collect, process and disclose within the required time periods the information we are required to disclose in the reports we file with the SEC.

The certifications of the our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

Our management has not identified any changes in our internal controls over financial reporting during the Quarter ended September 30, 2007.

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

Please refer to Note M Legal Matters Involving the Manager and Note N Legal Matters Involving the Company in Part I Item 1 ConsolidateFinancial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

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

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers.  Our performance will be directly impacted by any defaults on the loans in our portfolio.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry.  Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations.  We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on adequate loan-to-value ratios.  However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans.  Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan.  Any failure of a borrower to repay loans or interest on loans will reduce our revenues and distributions and the value of common stock.  Our weighted average loan-to-value ratio, including loans related to seller financed real estate held for sale, as of September 30, 2007 was 77.87% as compared to 71.35% as of December 31, 2006.  Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of September 30, 2007, we had in our portfolio approximately $11.8 million in delinquent loans, net of allowance for loan losses, and approximately $3.5 million of real estate held for sale not sold through seller financing for a total of approximately $15.3 million in non-performing assets, which represented approximately 25% of our stockholders’ equity.  As of September 30, 2007, we also had approximately $7.9 million of seller financed real estate held for sale and had received approximately $1.7 million in payments from borrowers on the loans associated with these properties.  We do not believe that a rising interest rate environment will increase or accelerate our delinquency rate because all of our loans are short term.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of September 30, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of one of our loans that has both principal and interest payments along with a “balloon” payment at the end of the term.  Loans with balloon payments are riskier than loans with even payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

We may borrow funds to expand our capacity to invest in real estate loans.  We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time.  Any such borrowings will require us to carefully manage our cost of funds.  No assurance can be given that we will be successful in this effort.  Should we be unable to repay the indebtedness and make the interest payments on the loans, the lender will likely declare us in default and require that we repay all amounts owing under the loan facility.  Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions.  As of September 30, 2007 and December 31, 2006, we had total indebtedness of $0 and $310,000, respectively.

We may borrow funds from several sources, and the terms of any indebtedness we incur may vary.  However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us.  As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss that will result in a decrease of the amount available for distribution.  In addition, we may enter into securitization arrangements in order to raise additional funds.  Such arrangements could increase our leverage and adversely affect our cash flow and our ability to make distributions.  During October 2006, we, our manager, Vestin Originations, Inc., VRM II and Fund III entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  The secured borrowing was recognized pro rata between us, VRM II and Fund III for the amount each entity has funded for the loan.  During May 2007, the secured borrowings were paid in full.

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

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values.  As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market could adversely affect the general economy or the availability of funds for commercial real estate developers.  This in turn could lead to an increase in defaults on our loans.  Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact the refinance market by reducing demand for real estate lending.  For the nine months ended September 30, 2007, loan originations accounted for all loans funded, except for eight loans that were refinanced during that period.  All eight of these loans had interest rates equal to or higher than their original loan.  Any sustained period of increased delinquencies, foreclosures or losses or a significant increase in interest rates could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

As of September 30, 2007, none of our loans had a prepayment penalty and 15 loans had an exit fee.  Based on our manager’s historical experience, we expect that our loans will include exit fees.  Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate.  This may reduce the amount of funds we have available to distribute.

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

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate loans after market interest rates have increased.  This creates two risks for us:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to Vestin Originations or our manager, not to us.  Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  This is a risk if the loans we invest in do not have prepayment penalties or exit fees.

Our results will also reflect other economic conditions, such as a particular industry migrating to or from one of the states into which we make loans.

Legal actions seeking damages and appraisal rights could harm our operating results and financial condition.

We have recently been named in several legal actions seeking damages and appraisal rights in connection with the REIT conversion.  See Note M – Legal Matters Involving The Manager and Note N – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item I. Consolidated Financial Statements to this Interim Report Form 10-Q.  While we believe these actions are without merit, the defense of such actions could materially increase our legal costs and may require the substantial attention of our management.  This in turn might adversely impact our operating results.  During the nine months ended September 30, 2007, we accrued legal expenses of approximately $261,000 related to such actions.  Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.

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

As of September 30, 2007, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.

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

Our manager is also the manager of VRM II, Fund III and inVestin, companies with investment objectives similar to ours.  Our manager and Mr. Shustek, who indirectly owns 100% of our manager, anticipate that they may also sponsor other real estate programs having investment objectives similar to ours.  As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities.  During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would.  Our management agreement with our manager does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company.  Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

Our manager and its affiliates will face conflicts of interest arising from our fee structure.

Vestin Originations, an affiliate of our manager, will receive substantial fees from borrowers for transactions involving real estate loans.  Many of these fees are paid on an up-front basis.  In some cases, Vestin Originations or our manager may be entitled to additional fees for loan extensions or modifications and loan assumptions and reconveyances.  These and other fees are quantified and described in greater detail under “Management Agreement — Compensation.”  Vestin Originations’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans.  Our interests may diverge from those of our manager, Vestin Originations and Mr. Shustek to the extent that Vestin Originations benefits from up-front fees that are not shared with us.  Vestin Originations will be receiving fees from borrowers that would otherwise increase our returns.

Because Vestin Originations receives all of these fees, our interests will diverge from those of our manager, Vestin Originations and Mr. Shustek when our manager decides whether we should charge the borrower higher interest rates or our manager’ affiliates should receive higher fees from borrowers.

We paid our manager a management fee of approximately $207,000 for the nine months ended September 30, 2007.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $1.0 million and $10.2 million, respectively in fees directly from borrowers for the nine months ended September 30, 2007.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM II, Fund III and inVestin.  Our assets represented approximately 14% of the assets managed by Vestin Mortgage as of September 30, 2007.

Our manager will face conflicts of interest relating to other investments in real estate loans.

We expect to invest in real estate loans when one or more other companies managed by our manager are also investing in real estate loans.  There is a risk that our manager may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another program or entity managed by our manager.  Our manager also serves as the manager for VRM II, Fund III and inVestin, which have similar investment objectives as our company.  There are no restrictions or guidelines on how our manager will determine which loans are appropriate for us and which are appropriate for VRM II, Fund III, inVestin or another company that our manager manages.  Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

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

As of September 30, 2007, we held one property with a total carrying value of approximately $3.5 million recorded as investments in real estate held for sale.  As of September 30, 2007, we also held interests in one property with a total carrying value of approximately $7.9 million, which was sold in a transaction in which we or an affiliate provided the financing and recorded as seller financed real estate held for sale.  United States generally accepted accounting principals (“GAAP”) requires us to include this property in real estate held for sale until the borrower has met and maintained certain requirements.  The real estate held for sale and the seller financed real estate held for sale collectively constituted approximately 17.9% of our assets as of September 30, 2007.  In addition, our seller financed real estate held for sale property is an assisted living facility, which cannot be operated by a taxable REIT subsidiary.

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

The market price of our common stock since trading commenced on June 1, 2006 to September 30, 2007, has ranged from $1.01 to $7.48.  We believe the price of our stock has been affected by, among other things, selling pressure from stockholders seeking immediate liquidity and the level of non-performing assets, which we own.  Our stock price may be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2019 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and we expect that our stock price will approach our book value per share.

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

Our charter and bylaws and Maryland corporate law contain a number of provisions (as further described in exhibit 3.2 Bylaws of the Registrant under the Exhibit Index included in Part IV, Item 6 Exhibits and Financial Statement Schedules of this Report Form 10-Q) that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	November 6, 2007
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer	November 6, 2007
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	November 6, 2007
John E. Dawson

/s/ Robert J. Aalberts	Director	November 6, 2007
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	November 6, 2007
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	November 6, 2007
Roland M. Sansone