Form 10-Q/A
period 2007-06-30
Vestin Realty Mortgage I, Inc.
filed 2008-01-11
CIK 1328300

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A, Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on August 8, 2007 (the “Original Filing”) is to amend the certifications attached as Exhibits 31.1 and 31.2 to the Original Filing.  The certifications are being amended to conform to the language set forth in Regulation S-K, Item 601(b) (31).

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