Form 10-K
period 2007-12-31
Vestin Realty Mortgage I, Inc.
filed 2008-03-14
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

6149 SOUTH RAINBOW BOULEVARD, LAS VEGAS, NEVADA 89118
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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

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

Class	Market Value as of June 30, 2007
Common Stock, $0.0001 Par Value	$38,681,828.86

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 10, 2008
Common Stock, $0.0001 Par Value	6,874,109

PART I

Note Regarding Forward-Looking Statements

This report and other written reports and oral statements made from time to time by us may contain forward-looking statements.  Such forward-looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “intend,” “might,” “may,” “could,” “will,” “feel,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar expression.  Forward-looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for real estate loans brokered by us, future economic conditions and pending litigation involving us.  Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

ITEM 1.                      BUSINESS

General

Vestin Fund I, LLC (“Fund I”) was organized in December 1999 as a Nevada limited liability company for the purpose of investing in commercial real estate loans (hereafter referred to as “real estate loans”).  Vestin Realty Mortgage I, Inc. (“VRM I”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Fund I.  On May 1, 2006, Fund I merged into VRM I and the members of Fund I received one share of VRM I’s common stock for each membership unit of Fund I.  References in this report to the “Company”, “we”, “us” or “our” refer to Fund I with respect to the period prior to May 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.  Because we were a limited liability company (“LLC”) during the prior periods reflected in this report, we make reference to Fund I’s “members” rather than “stockholders” in reporting our financial results.

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

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation.  Michael Shustek, the CEO and director of our manager and CEO, President and a director of us, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. that has continued the business of brokerage, placement and servicing of real estate loans.  Vestin Originations, Inc. is a wholly owned subsidiary of Vestin Group.  On September 1, 2007, the servicing of real estate loans was assumed by our manager.

Pursuant to our management agreement, our manager implements our business strategies on a day-to-day basis, manages and provides services to us, and provides similar services to our subsidiary.  Without limiting the foregoing, our manager performs other services as may be required from time to time for management and other activities relating to our assets, as our manager shall deem appropriate.  Consequently, our operating results are dependent upon our manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the manager of Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc. (“inVestin”), a company wholly owned by our manager’s CEO.  These entities also invest in real estate loans.

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  All significant inter-company transactions and balances have been eliminated in consolidation.

Segments

We operate as one business segment.

Real Estate Loan Objectives

As of December 31, 2007, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington.  The loans we invest in are selected for us by our manager from among loans originated by Vestin Originations or non-affiliated mortgage brokers.  When Vestin Originations or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry.  Because of our increased willingness to fund riskier loans, borrowers are generally willing to pay us an interest rate that is two to five points above the rates generally charged by other commercial lenders.  We invest a significant amount of our funds in loans in which the real property, held as collateral, is not generating any income to the borrower.  The loans in which we invest are generally riskier because the borrower’s repayment depends on their ability to refinance the loan or develop the property so they can refinance the loan.

Our principal investment objectives are to maintain and grow stockholder value by:

•	Producing revenues from the interest income on our real estate loans;

•	Providing cash distributions from the net income generated by our real estate loans; and

•	Reinvesting, to the extent permissible, payments of principal and sales (net of expenses).

Acquisition and Investment Policies

We seek to invest approximately 97% of our assets in real estate loans.  Approximately 3% will be held as a working capital cash reserve.  As of December 31, 2007, approximately 78% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Generally, the collateral on our real estate loans is the real property that the borrower is purchasing or developing with the funds that we make available.  We sometimes refer to these real properties as the security properties.  While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers.

Our real estate investments are not insured or guaranteed by any government agency.

Our manager continuously evaluates prospective investments, selects the loans in which we invest and makes all investment decisions on our behalf.  In evaluating prospective real estate loan investments, our manager considers such factors as the following:

•	The ratio of the amount of the investment to the value of the property by which it is secured, or the loan-to-value ratio;

•	The potential for capital appreciation or depreciation of the property securing the investment;

•	Expected levels of rental and occupancy rates, if applicable;

•	Potential for rental increases, if applicable;

•	Current and projected revenues from the property, if applicable;

•	The status and condition of the record title of the property securing the investment;

•	Geographic location of the property securing the investment; and

•	The financial condition of the borrowers and their principals, if any, who guarantee the loan.

Our manager may obtain our loans from an affiliated or non-affiliated mortgage broker who may solicit previous or new borrowers in those states where permissible.  We may purchase existing loans that were originated by third party lenders or brokered by Vestin Originations to facilitate our purchase of the loans.  Vestin Originations and/or our manager will sell, assign, transfer or convey the loans to us without a premium, but may include its service fees and compensation.

When selecting real estate loans for us, our manager generally adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.  Priority of Loans.  Generally, our assets are secured by first deeds of trust.  First deeds of trust are loans secured by a full or divided interest in a first deed of trust secured by the property.  We will not invest in any loan that is junior to more than one loan.  As of December 31, 2007, approximately 99.44% of the principal amount of our outstanding investments in loans was secured by first deeds of trust.

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

We may deviate from these guidelines under certain circumstances.  For example, our manager, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees.  Occasionally, our collateral may include personal property attached to the real property as well as real property.  We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan.  These loan-to-value ratios will not apply to financing offered to the purchaser of any real estate acquired through foreclosure or to refinance an existing loan that is in default when it matures.  In those cases, our manager, in its sole discretion, shall be free to accept any reasonable financing terms that it deems to be in our best interest.  As of December 31, 2007, our actual loan-to-value ratio for our loan portfolio as a whole, prior to allowances for loan losses based on updated appraisals obtained during the year, was 80.97% on a weighted average basis.

Loan-to-value ratios are based on appraisals that the manager receives at the time of loan underwriting and may not reflect subsequent changes in value estimates.  Such appraisals, which may have been commissioned by the borrower and may precede the placement of the loan with us, are generally dated no greater than 12 months prior to the date of loan origination.

The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized roperty assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing.  As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the full amount of the loan.

We or the borrower retain appraisers who are state certified or licensed appraisers and/or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the National Society of Real Estate Appraisers, American Society of Real Estate Appraisers, or from among appraisers with other qualifications acceptable to Vestin Originations and/or our manager.  However, appraisals are only estimates of value and cannot be relied on as measures of realizable value.  An employee or agent of Vestin Originations or our manager will review each appraisal report and will generally conduct a physical inspection for each property.  A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood, but generally does not include entering any structures on the property.

3.  Terms of Real Estate Loans.  Our loans as of December 31, 2007, had original terms of four months to twenty-four months, excluding extensions.  Most of our loans are for an initial term of 12 months.  Generally our original loan agreements permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

As of December 31, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  In addition, we invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2007, we had approximately $13.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $108.1 million.  These loans had interest reserves of approximately $9.7 million, of which our portion was approximately $1.3 million.  At December 31, 2006, we had approximately $17.1 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $120.3 million.  These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $0.7 million.

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

5.  Purchase of Real Estate Investments from Affiliates.  We may acquire real estate loans from our affiliates, including our manager, without a premium, but may include allowable fees and expenses, but without allowance of any other compensation for the loans.

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

7.  Participation.  We participate in loans with other lenders, including affiliates and voluntarily comply with the North American Securities Administrators Association (“NASAA”) Guidelines or otherwise approved by our board of directors, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above.  Typically, we participate in loans if:

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

As of December 31, 2007, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

8.  Diversification.  We voluntarily comply with NASAA Guidelines, unless otherwise approved by our board of directors, which provide that we neither invest in or make real estate loans on any one property, which would exceed, in the aggregate, an amount equal to 20% of our capital, nor may we invest in or make real estate loans to or from any one borrower, which would exceed, in the aggregate, an amount greater than 20% of our capital.  As of December 31, 2007, our single largest loan, net of allowance for loan losses, accounted for approximately 8% of our stockholders’ equity.  The loan yields interest at 14% per annum and as of December 31, 2007, our portion of the outstanding balance of the loan was approximately $4.6 million, net of allowance for loan losses of $4.7 million.  As of March 10, 2008, this loan was non-performing according to the terms of the loan.  See in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statement and Supplementary Data of this Report Form 10-K.

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

11.  Sale of Real Estate Loan Investments.  Although our manager has no plans to do so, our manager may sell our real estate loans or interest in our loans to either affiliates or non-affiliated parties when our manager believes that it is advantageous for us to do so.  However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them.

Real Estate Loans to Affiliates

We will not invest in real estate loans made to our manager, Vestin Group or any of our affiliates.  However, we may acquire an investment in a real estate loan payable by our manager when our manager has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

Investment of Loans from our manager and Its Affiliates

In addition to those loans our manager selects for us, we invest in loans that were originated by Vestin Originations or other parties as long as the loan(s) otherwise satisfies all of our lending criteria.  However, we will not acquire a loan from or sell a loan to a real estate program in which our manager or an affiliate has an interest except in compliance with NASAA Guidelines or as otherwise approved by our board of directors.

Types of Loans We Invest In

We primarily invest in loans that are secured by first or second trust deeds on real property.  Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property and residential loans.  The following discussion sets forth certain guidelines our manager intends to follow in allocating our investments among the various types of loans.  Our manager, however, may change these guidelines at its discretion, subject to review by our board of directors.  Actual investments will be determined by our manager pursuant to the terms of the management agreement, and the actual percentages invested among the various loan categories may vary from the guidelines below.

Raw and Unimproved Land Loans

Generally, 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land.  Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property.  We will generally invest in loans for up to 60% of the as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value.  As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser, upon which development is dependent on availability of financing.  As of December 31, 2007, approximately 32% of our loans were in this category.

Acquisition and Development Loans

Generally, 10% to 25% of the loans invested in by us may be acquisition and development loans.  Such loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures.  Such development may include installing utilities, sewers, water pipes, and/or streets, together with the costs associated with obtaining entitlements, including zoning, mapping and other required governmental approvals.  We will generally invest in loans with a face value of up to 60% of the appraised value of the property.  Loan-to-value ratios on acquisition and development loans are calculated using as-if developed appraisals.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  As of December 31, 2007, approximately 5% of our loans were in this category.

Construction Loans

Generally, 10% to 70% of our loans may be construction loans.  Such loans provide funds for the construction of one or more structures on developed land.  Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs.  We will typically require material and labor lien releases by the borrower per completed phase of the project.  We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the appraised value of the property and proposed improvements.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  As of December 31, 2007, approximately 4% of our loans were in this category.

Commercial Property Loans

Generally, 20% to 50% of the loans we invest in may be commercial property loans.  Such loans provide funds to allow borrowers to acquire income-producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing.  Generally, we review the property appraisal and generally invest in loans for up to 75% of such appraised value of the property.  As of December 31, 2007, approximately 59% of our loans were in this category.

Residential Loans

A small percentage of the loans invested in by us may be residential loans.  Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence.  We will generally invest in loans for up to 75% of the value of the property.  As of December 31, 2007, none of our loans were in this category.

Collateral

Each loan is secured by a lien on either a fee simple or leasehold interest in real property as evidenced by a first deed of trust or a second deed of trust.

First Deed of Trust

Most of our loans are secured by first deeds of trust.  Thus as a lender, we will have rights as a first priority lender of the collateralized property.  As of December 31, 2007, approximately 99.44% of our loans were secured by first deeds of trust.

Second Deed of Trust

Up to 10% of our loans may be secured by second deeds of trust.  In a second priority loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first priority lender.  In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first priority lender, but the aggregate indebtedness evidenced by the loan documentation will be the first priority loan plus the new funds the lender invests.  The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.  As of December 31, 2007, approximately 0.56% of our loans were secured by a second deed of trust.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to Vestin Originations or its affiliates as part of their compensation.  If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan may allow the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds.

However, these loans will usually be written with relatively high minimum interest rates, which we would expect to minimize the risk of lower yields.  As of December 31, 2007, none of our loans had a prepayment penalty and 17 of our loans, totaling approximately $18.7 million, had an exit fee.

Extensions to Term of Loan

Our original loan agreements generally permit extension to the term of the loan by mutual consent.  Such extension is generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.  However, we only grant extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan.  As of December 31, 2007, approximately 53% of our loans, totaling approximately $25.3 million, had received an extension to the terms of the loan.

Interest Reserves

We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing.  The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances.  At December 31, 2007, we had approximately $13.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $108.1 million.  These loans had interest reserves of approximately $9.7 million, of which our portion was approximately $1.3 million.

Balloon Payment

As of December 31, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

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

Variable Rate Loans

Occasionally we may acquire variable rate loans.  Variable rate loans originated by Vestin Originations may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).  As of December 31, 2007, all of the loans in our real estate loan portfolio were fixed rate loans, with the exception of two loans with a variable interest rate, totaling $3.0 million.  One of these loans was non-performing as of December 31, 2007, see Note D – Investments in Real Estate Loans in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us.  Our manager and Vestin Originations attempt to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates.  Additionally, most variable rate loans originated by Vestin Originations contain provisions under which the interest rate cannot fall below the initial rate.  Variable rate loans generally have interest rate caps.  For these loans, there is the risk that the market rate may exceed the interest cap rate.

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

We, our manager and Vestin Originations are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit.  We are also subject to various other federal and state securities laws regulating our activities.  In addition, our manager is subject to the Employee Retirement Income Security Act of 1974.

The NASAA Guidelines have been adopted by various state agencies charged with protecting the interest of the investors.  Administrative fees, loan fees, and other compensation paid to our manager and its affiliates would be generally limited by the NASAA Guidelines.  These guidelines also include certain investment procedures and criteria, which are required for new loan investments.  We are not required to comply with NASAA Guidelines; however, we voluntarily do so unless a majority of our unaffiliated directors determines that it is in our best interest to diverge from NASAA Guidelines.

Because our business is regulated, the laws, rules and regulations applicable to us are subject to regular modification and change.  There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to broker or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans brokered by us, Vestin Originations, our manager, or otherwise adversely affect our business or prospects.

Employees

We have no employees.  Our manager (Vestin Mortgage), Vestin Originations and their parent company, Vestin Group, Inc., have provided and will continue to provide all of the employees necessary for our operations.  As of December 31, 2007, those entities had a total of 23 full-time and no part-time employees.  All employees are at-will employees and none are covered by collective bargaining agreements, except John Alderfer our manager’s prior CFO.  Mr. Alderfer is party to an employment, non-competition and confidentiality contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2008.

Available Information

Our Internet website address is www.vestinrealtymortgage1.com.  We make available free of charge through http://phx.corporate-ir.net/phoenix.zhtml?c=193757&p=irol-sec our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with or furnished, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, to the United States Securities and Exchange Commission (“SEC”).  Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operations of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.  Information contained on our website does not constitute a part of this Report on Form 10-K.

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

We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on adequate oan-to-value ratios.  However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans.  Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan.  Our weighted average loan-to-value ratio, based on updated appraisals obtained during the year and prior to allowances for loan losses, as of December 31, 2007, was 80.97%, as compared to 71.35% as of December 31, 2006.  Any failure of a borrower to pay interest on loans will reduce our revenues, the distributions we pay to stockholders and, most likely, the value of common stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

As of December 31, 2007, we had in our portfolio approximately $11.3 million in delinquent loans, net of allowance for loan losses of approximately $5.6 million, which does not include allowances of approximately $0.4 million for performing loans, and approximately $3.5 million of real estate held for sale for a total of approximately $14.8 million in non-performing assets, which represented approximately 24% of our stockholders’ equity.

Our underwriting standards and procedures are more lenient than many institutional lenders, which may result in a higher level of non-performing assets and less amounts available for distribution.

There may be a greater risk of default by our borrowers, which may impair our ability to make timely distributions and which may reduce the amount we have available to distribute.  Our underwriting standards and procedures are more lenient than many institutional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of other financial institutional real estate lenders, which may lead to an increase in non-performing assets in our loan portfolio and create additional risks of return.  We approve real estate loans more quickly than other lenders.  We rely heavily on third-party reports and information such as appraisals and environmental reports.  Because of our accelerated due diligence process, we may accept documentation that was not specifically prepared for us or commissioned by us.  This creates a greater risk of the information contained therein being out of date or incorrect.  Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers.  Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of December 31, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

A prolonged economic slowdown, lengthy or severe recession or significant increase in interest rates could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by illiquid credit markets and declining real estate values.  During the year ended December 31, 2007, we VRM II and Fund III conducted updated appraisals on a number of properties securing our loans, representing approximately 71% of our loan portfolio, and concluded that the estimated value of such properties should be reduced by approximately $22.9 million.  Our share of this reduction was approximately $3.0 million, which has adversely impacted our weighted average loan to value ratio.  As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.  Thus, an extended period of illiquidity in the credit markets could result in a material increase in the number of our loans that are not paid back on time.  For the year ended December 31, 2007, loan originations accounted for all loans funded, except for eight loans that were refinanced during that period.  All eight of these refinanced loans had interest rates equal to or higher than the interest rates on the original loan.  Any sustained period of increased delinquencies, defaults or foreclosures will likely have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

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

•
Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business.  See Note N – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information.

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

Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.  If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property.  However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive.  Alternatively, if the economy enters a recession, real estate development may slow.  A slowdown in real estate lending may mean we will have fewer loans to acquire, thus reducing our revenues and distributions to stockholders.

Interest rate fluctuations may affect our operating results as follows:

▪
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to Vestin Originations or our manager, not to us.  Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

▪
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2007, none of our loans had a prepayment penalty, although 17 of our loans, totaling approximately $18.7 million, had an exit fee.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of December 31, 2007, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington, with approximately 30%of our loans in Nevada.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

Legal actions seeking damages and appraisal rights could harm our operating results and financial condition.

We have been named in several legal actions seeking damages and appraisal rights in connection with the REIT conversion.  See Note M – Legal Matters Involving The Manager and Note N – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.  While we believe these actions are without merit, the defense of such actions has materially increased our legal costs and may require the substantial attention of our management.  This in turn might adversely impact our operating results.  During the year ended December 31, 2007, we incurred legal expenses of $279,000 related to such actions.  Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.

We face competition for real estate loans that may reduce available yields and fees available.

We consider our direct competitors to be the providers of real estate loans who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by other financial institutional lenders such as commercial banks, insurance companies, mortgage brokers and pension funds.  Many of the companies against which we compete have substantially greater financial, technical and other resources than either our company or our manager.  Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.  If our competition decreases interest rates on their loans or makes funds more easily accessible, yields on our loans could decrease and the costs associated with making loans could increase, both of which would reduce our revenues and our distributions to stockholders.

We may have a lack of control over participations.

We will consider investing in or purchasing loans jointly with other lenders and purchasers, some of whom might be affiliates of Vestin Mortgage.  We will initially have, and will maintain a controlling interest as lead lender in participations with non-affiliates.  Although it is not our intention to lose control, there is a risk that we will be unable to remain as the lead lender in the loans in which we participate in the future.  In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical.  There shall be no duplicate fees.  The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions.

Each participant shall have a right of first refusal to buy the other's interest if the co-participant decides to sell its interest.  We will not participate in joint ventures or partnerships with affiliates that are not publicly registered except as permitted in the NASAA Guidelines or otherwise approved by our board of directors.  If our co-participant affiliate determines to sell its interest in the loan, there is no guarantee that we will have the resources to purchase such interest and we will have no control over a sale to a third party purchaser.

MANAGEMENT AND CONFLICTS OF INTEREST RISKS

We rely on our manager to manage our day-to-day operations and select our loans for investment.

Our ability to achieve our investment objectives and to make distributions depends upon our manager’s and its affiliate’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers.  Stockholders have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans.  We pay our manager an annual management fee of up to 0.25% of our aggregate capital received by us and Fund I from the sale of shares or membership units.  This fee is payable regardless of the performance of our loan portfolio.  Our manager’s duties to our stockholders are generally governed by the terms of the management contract, rather than by common law principles of fiduciary duty.  Moreover, our manager is not required to devote its employees’ full time to our business and may devote time to business interests competitive to our business.

Our manager’s lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

As of December 31, 2007, our loans were in the following states:  Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on key personnel of our manager, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of our officers; Michael V. Shustek (our Chief Executive Officer) and Rocio Revollo (our Chief Financial Officer), as well as certain key personnel of our manager, including James M. Townsend (Chief Operating Officer) and Daniel B. Stubbs (Senior Vice President, Underwriting) some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our company.  If any of these individuals were to cease their employment or our manager, our operating results could suffer.  None of the key personnel are subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

Vestin Originations, an affiliate of our manager, will receive substantial fees from borrowers for transactions involving real estate loans.  Many of these fees are paid on an up-front basis.  In some cases, Vestin Originations or our manager may be entitled to additional fees for loan extensions or modifications and loan assumptions, reconveyances and exit fees.  These and other fees are quantified and described in greater detail under “Management Agreement — Compensation.”  Vestin Originations’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans.  Our interests may diverge from those of our manager, Vestin Originations and Mr. Shustek to the extent that Vestin Originations benefits from up-front fees that are not shared with us.

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

We paid our manager a management fee of approximately $277,000 for the year ended December 31, 2007.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $4.7 million and $13.0 million, respectively, in fees directly from borrowers for the year ended December 31, 2007.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM II, Fund III and inVestin.  Our assets represented approximately 14% of the assets managed by Vestin Mortgage as of December 31, 2007.

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

Our manager may face conflicts of interest in considering a possible combination of us and VRM II.

After announcing its interest in exploring a possible combination of VRM I with VRM II, the Board of VRM II recently decided to postpone consideration of such a combination.  VRM II is a company, which is engaged in making mortgage loans similar to the loans that we make and is managed by our manager.  There may be cost savings and operating synergies that could be achieved by combining the VRM I with VRM II.  Notwithstanding the postponement, it is possible the potential combination will be considered again in the future.  At this time, no decision has been made with respect to whether a combination will be pursued, nor with respect to the possible form of any such combination.  Since our manager owes a duty to the investors in each of these entities, it could face a conflict of interest in considering such a possible combination.  Any decision with respect to a proposed combination with VRM II will most likely be subject to approval of a majority of our independent directors and/or our stockholders.

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

As of December 31, 2007, we held one property with a total carrying value of approximately $3.5 million recorded as investments in real estate held for sale and no properties in which we or an affiliate provided the financing, recorded as real estate held for sale – seller financed.  United States generally accepted accounting principals (“GAAP”) requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  The real estate held for sale collectively constituted approximately 6% of our assets as of December 31, 2007.

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

The market price of our common stock since trading commenced on June 1, 2006 to December 31, 2007, has ranged from $1.01 to $7.48.  We believe the price of our stock in the months after we were listed was affected by, among other things, selling pressure from stockholders seeking immediate liquidity and the level of non-performing assets, which we own.  We continue to own a significant level of non-performing assets and our sector of the market has suffered from the problems encountered by sub-prime residential lenders.  Our stock price may continue to be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2019 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and our stock price could approach our book value per share.  However, no assurance can be given that the stock price will approach book value and then prevailing market conditions may affect the price of our stock even as we near 2019.

The market price of our common stock may fluctuate or decline significantly in the future.  Some of the factors, many of which are beyond our control, that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

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

We are the subject of stockholder litigation which may depress the price of our stock.

A number of lawsuits have been filed against us by stockholders who claim, among other things, that they were improperly denied dissenter’s rights in connection with the conversion of Fund I into a REIT.  We believe the suits are without merit and we intend to vigorously defend against such claims.  Nonetheless, the outcome of the lawsuits cannot be predicted at this time, nor can a meaningful evaluation be made of the potential impact upon us if the plaintiffs were to prevail in their claims.  The resulting uncertainty may depress the price of our stock.  Moreover, concerns about the costs of defense and the potential diversion of our manager’s time to deal with these lawsuits may have an adverse effect upon the price of our stock.

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

Our charter and bylaws and Maryland corporate law contain a number of provisions (as further described in exhibit 3.2 Bylaws of the Registrant under the Exhibit Index included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Report Form 10-K) that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

•
Ownership Limit.  Our articles of incorporation, subject to certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than a 9.8% of the number or value, whichever is more restrictive, of the outstanding shares of our stock, unless our board of directors waives this ownership limit.  However, our board of directors may not grant a waiver of the ownership limit that would permit a person to acquire more than 15% of our stock without exception.  The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of our stockholders (and even if such change in control would not reasonably jeopardize our REIT status).

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our manager shares office facilities, in Las Vegas, Nevada, with its parent corporation, Vestin Group, in a building which a company wholly owned by our CEO holds the majority interest and an unrelated third party holds the minority interest.  Our manager believes that this facility is adequate for their foreseeable office space needs.  We do not have any separate offices.

ITEM 3.                      LEGAL PROCEEDINGS

Please refer to Note M - Legal Matters Involving The Manager and Note N - Legal Matters Involving The Company in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol VRTA and began trading on June 1, 2006.  The price per share of common stock presented below represents the highest and lowest sales price for our common stock on the Nasdaq Global Market during each quarter since it began trading.

2007	High	Low

First Quarter	$6.00	$4.99
Second Quarter	$5.99	$5.25
Third Quarter	$5.95	$5.00
Fourth Quarter	$5.60	$4.45

2006	High		Low

First Quarter	$	N/A	$	N/A
Second Quarter		$6.43		$1.01
Third Quarter		$7.48		$4.97
Fourth Quarter		$6.49		$4.75

On December 11, 2007, our board of directors declared a cash dividend of $0.06 per common share for the month of December 2007, which was paid on January 29, 2008 to stockholders of record as of December 31, 2007.

On January 16, 2008, our board of directors declared a cash dividend of $0.041 per common share for the month of January 2008, payable on February 28, 2008 to stockholders of record as of February 8, 2008.

On February 21, 2008, our board of directors declared a cash dividend of $0.041 per common share for the month of February 2008, payable on March 28, 2008 to stockholders of record as of March 7, 2008.

On March 10, 2008, the common stock closed at $3.95 per share.

Holders

As of March 10, 2008, there were approximately 495 holders of record of 6,874,109 shares of our common stock.

Dividend Policy

In order to maintain its qualification as a REIT under the Code, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the distributions made deduction and by excluding net capital gain).  We currently intend, to the extent practicable, to distribute substantially all of our REIT taxable income and net capital gain each year.  We may distribute an amount in excess of our REIT taxable income, which amount will be treated as a return of capital to the stockholder.  We anticipate that distributions generally will be paid from cash available for distribution (generally equal to cash from operations other than repayments of mortgage loan principal less an amount set aside for creation or restoration of reserves during the quarter).  However, the actual amount and timing of the dividends will be as determined and declared by our board of directors and will depend on our financial condition, earnings and other factors.  In August 2006, our board of directors voted to authorize a Dividend Declaration Policy that allows, at the Company’s discretion, for dividends to be declared monthly instead of quarterly.  Dividends declared per share for the year ended December 31, 2007 and dividends declared par share / cash distributions per membership unit for the twelve months ended December 31, 2006 are listed below:

Date of Declaration	Record Date	Date Paid	Dividend Per Share
March 21, 2007	April 9, 2007	April 26, 2007	$0.15
April 19, 2007	May 9, 2007	May 30, 2007	0.05
May 14, 2007	June 7, 2007	June 26, 2007	0.05
June 7, 2007	July 9, 2007	July 26, 2007	0.05
July 23, 2007	August 9, 2007	August 30, 2007	0.05
August 20, 2007	September 10, 2007	September 28, 2007	0.05
September 19, 2007	October 10, 2007	October 30, 2007	0.05
October 16, 2007	November 9, 2007	November 29, 2007	0.05
November 15, 2007	December 3, 2007	December 28, 2007	0.05
December 11, 2007	December 31, 2007	January 29, 2008	0.06

Dividends declared per common share for year ended December 31, 2007			$0.58

		Distributions During:	Cash Distribution to Members Per Membership Unit
		January 2006	$0.06
		February 2006	0.05
		March 2006	0.05
		April 2006	0.10

Cash distributions per membership unit for the four months ended April 30, 2006			$0.26

Date of Declaration	Record Date	Date Paid	Dividend Per Share
July 27, 2006	August 7, 2006	August 21, 2006	$0.08
October 24, 2006	November 13, 2006	November 29, 2026	0.15
December 18, 2006	December 31, 2006	January 26, 2007	0.15

Total dividends declared during the nine months ended December 31, 2006			$0.38

Dividends declared per common share / cash distributions to members per membership unit for the twelve months ended December 31, 2006			$0.64

Performance Graph

The following graph, provided by Research Data Group, Inc., compares the cumulative total return to stockholders of our common stock for the period from June 1, 2006, the date our stock began trading to December 31, 2007 under the symbol VRTA, to the cumulative total return of the Nasdaq Composite Index (U.S.) and the NAREIT Mortgage Index for the same period. This graph assumes the investment of $100.00 on June 1, 2006 in our common stock, the Nasdaq Composite Index (U.S.) and NAREIT Mortgage Index (published by the National Association of REITs) and assumes any dividends are reinvested.

	06/01/06	06/30/06	09/30/06	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07

Vestin Realty Mortgage I, Inc.	$100.00	$108.10	$125.25	$108.23	$122.19	$124.09	$122.81	$108.55
NASDAQ Composite	$100.00	$99.71	$103.99	$111.84	$112.17	$120.21	$125.24	$122.19
NAREIT Mortgage	$100.00	$103.42	$103.35	$110.33	$94.59	$88.30	$63.44	$63.61

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of the company’s common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.

ITEM 6.                      SELECTED FINANCIAL DATA

	Balance at
Vestin Realty Mortgage I, Inc.	12/31/2007	12/31/2006	12/31/2005	12/31/2004	6/30/2005	6/30/2004
				(Unaudited)
Balance Sheet Data:
Investments in real estate loans (net of allowance)	$47,716,000	$48,631,000	$51,309,000	$41,027,000	$54,878,000	$47,344,000
Cash and marketable securities – related party	$8,751,000	$3,626,000	$9,904,000	$20,510,000	$3,162,000	$10,130,000
Real estate held for sale	$3,505,000	$3,689,000	$2,497,000	$11,645,000	$7,757,000	$15,287,000
Real estate held for sale-seller financed	$--	$7,911,000	$8,797,000	$10,802,000	$10,374,000	$10,801,000
Assets under secured borrowing	$--	$310,000	$2,719,000	$3,177,000	$11,391,000	$6,134,000
Total assets	$61,211,000	$65,332,000	$76,724,000	$87,882,000	$88,363,000	$91,142,000
Total liabilities	$993,000	$2,993,000	$4,404,000	$5,886,000	$15,092,000	$8,864,000
Stockholder's equity	$60,218,000	$62,339,000	$--	$--	$--	$--
Members’ equity	$--	$--	$72,320,000	$81,996,000	$73,271,000	$82,278,000

	For the Year Ended	For the Twelve Months Ended	For the Six Months Ended	For the Six Months Ended	For the Nine Month Transition Period Ended	For the Year Ended
	12/31/2007	12/31/2006	12/31/2005	12/31/2004	6/30/2005	9/30/2004
				(Unaudited)
Income Statement Data:
Revenues	$4,857,000	$4,615,000	$3,050,000	$3,030,000	$4,883,000	$7,891,000
Operating expenses	3,210,000	4,596,000	492,000	758,000	2,562,000	2,504,000

Operating income	1,647,000	19,000	2,558,000	2,272,000	2,321,000	5,387,000
Non-operating income	440,000	348,000	89,000	52,000	114,000	108,000
Income (loss) from real estate held for sale	723,000	220,000	419,000	(95,000)	(1,307,000)	3,072,000

Net income	$2,810,000	$587,000	$3,066,000	$2,229,000	$1,128,000	$8,567,000
Income from operations per common share / membership unit	$0.24	$0.00	$0.33	$0.27	$0.29	$0.62
Basic and diluted earnings per common share / membership unit	$0.41	$0.09	$0.40	$0.27	$0.14	$0.99
Cash dividends declared per common share / cash distributions per membership unit	$0.58	$0.64	$0.30	$0.32	$0.47	$0.59
Weighted average common shares / membership units	6,871,671	6,882,809	7,668,098	8,334,448	7,919,977	8,653,998

The information in this table should be read in conjunction with the accompanying audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this document.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the year ended December 31, 2007, the twelve months ended December 31, 2006, the six months ended December 31, 2005 and 2004 and the fiscal year ended June 30, 2005.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K and our reports on Form 10-Q, Part I, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-K.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part I Item 1A Risk Factors of this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income while preserving principal by investing in real estate loans.  We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by other real estate lenders.  The loan underwriting standards utilized by our manager and Vestin Originations are less strict than those used by many institutional real estate lenders.  In addition, one of our competitive advantages is our ability to approve loan applications more quickly than many institutional lenders.  As a result, in certain cases, we may make real estate loans that are riskier than real estate loans made by many institutional lenders such as commercial banks.  However, in return, we seek a higher interestrate and our manager takes steps to mitigate the lending risks such as imposing a lower loan-to-value ratio.  While we may assume more risk than many institutional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our operating results during the past several years have been adversely affected by increases in allowances for loan losses.  At December 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar, Inc. (Part I & Part II), Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc. and Brawley CA 122, LLC.  These loans are currently carried on our books at a value of approximately $11.3 million, net of allowance for loan losses of approximately $5.6 million, which does not include the allowances of approximately $0.4 million relating to the decrease in the property value for performing loans as of December 31, 2007.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  On February 5, 2008, we, VRM II and Fund III foreclosed upon Pirates Lake, Ltd. and classified it as real estate held for sale.  On March 7, 2008, we, VRM II and Fund III foreclosed upon Forest Development LLC and classified it as real estate held for sale.  For additional information, see “Specific Loan Allowance” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Non-performing assets, net of allowance for loan losses, totaled approximately $14.8 million or 24% of our total assets as of December 31, 2007, as compared to approximately $11.8 million or 18% of our total assets as of December 31, 2006.  At December 31, 2007, non-performing assets consisted of approximately $3.5 million of real estate held for sale and approximately $11.3 million of non-performing loans, net of allowance for loan losses.  In addition, during the year ended December 31, 2007, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s estimate, we have written down the value of the property by approximately $0.2 million.  We also recognized expenses related to real estate held for sale for this property of approximately $0.4 million.

The level of our non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures.  As the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults, which may reduce the amount of funds we have to pay dividends to our stockholders.  Such conditions may also require us to restructure loans.  The weighted average term of our outstanding loans, including extensions and loans related to real estate held for sale – seller financed, was 19 months as of both December 31, 2007 and 2006.

A recession or uncertain economic conditions during the next year could have a material impact on the collectibility of our loans.  The downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves.  The problems experienced by some lenders in the sub-prime market may have a material adverse affect on the commercial mortgage markets in which we operate.  We are aware that weakness in the credit markets has had an adverse impact upon our markets.  In addition, we are aware that weakness in residential lending has had and may continue to have an adverse impact upon our markets.  Recognizing the risk, we seek to maintain an adequate loan-to-value ratio, which, as of December 31, 2007, was 80.97%, prior to allowances for loan losses, on a weighted average basis generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination.

The increase in the weighted average loan-to-value ratio, prior to allowances for loan losses, from 71.35%, as of December 31, 2006, to 80.97%, as of December 31, 2007, is primarily due to nine loans that were funded during the year ended December 31, 2007, totaling approximately $8.5 million, with loan-to-value ratios ranging from 72.32% to 78.10%.  The majority of these loans were to repeat borrowers with a history of good standing with us.  The original terms of these loans were 12 months.  In addition, during the year ended December 31, 2007, we VRM II and Fund III conducted updated appraisals on a number of properties securing our loans, representing approximately 71% of our loan portfolio, and concluded that the estimated value of such properties should be reduced by approximately $22.9 million.  Our share of this reduction was approximately $3.0 million, which has adversely impacted our weighted average loan to value ratio.  We hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default.  Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

During the year ended December 31, 2007, we provided a specific reserve allowance for two non-performing loans and two performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager during the year.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financials statements in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note H – Related Party Transactions in the notes to our consolidated financials statements in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

As of December 31, 2007, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington.

The Year Ended December 31, 2007

Total Revenues:  For the year ended December 31, 2007, total revenues increased by approximately $242,000 or 5.2% compared to the same period in 2006, due in significant part to the following factors:

•
During the year ended December 31, 2007, we earned approximately $0.3 million from principal payments on notes receivable that were fully reserved compared to $15,000 earned during the same period in 2006.

•
Interest income from investment in real estate loans totaled approximately $4.4 million during the year ended December 31, 2007, compared to approximately $4.6 million during the same period in 2006.  This decrease was primarily due to the increase in non-performing loans to approximately $16.9 million as of December 31, 2007 compared to approximately $12.7 million as of December 31, 2006.  For additional information see Note D – Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statement and Supplementary Data of this Report Form 10-K.

Total Operating Expenses:  For the year ended December 31, 2007, total operating expenses were approximately $3.2 million compared to approximately $4.6 during the twelve months ended December 31, 2006, a decrease of approximately $1.4 million or 30.2%.  Expenses were primarily affected by the following factors:

•
Our operating expenses are impacted materially by the recognition of loan losses.  During the year ended December 31, 2007, we recognized provisions for loan losses of approximately $1.3 million related to the following; a performing land loan for property located in Glendale, Arizona, a performing commercial loan on a 100 unit condominium/apartment project in North Las Vegas, Nevada, a non-performing loan secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma, and a non-performing loan secured by 25 acres for proposed 122 single-family subdivision in Brawley, California.  During the twelve months ended December 31, 2006, we recognized a provision for loan loss of $3.0 million related to the loans secured by 4 cemeteries and 8 mortuaries in Hawaii.  See “Specific Loan Allowance” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statement and Supplementary Data of this Report Form 10-K.

•
Professional fees increased approximately $0.3 million during the year ended December 31, 2007, compared to the same period in 2006, primarily due to the accrual of approximately $0.3 million in legal fees relating to the legal actions that have been filed against us in connection with the REIT conversion and RightStar.  See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statement and Supplementary Data of this Report Form 10-K.

Non-operating income:  For the year ended December 31, 2007, total income for other non-operating income totaled approximately $0.4 million, primarily consisting of approximately $0.3 million in dividend income from a related party and approximately $0.1 million in bank interest income.

Total Income from Real Estate Held for Sale:  For the year ended December 31, 2007, total income from real estate held for sale was approximately $0.7 million compared to approximately $0.2 million during the same period in 2006.  The total income was primarily due to the following factors:

•
We recorded a gain on sale of real estate held for sale related to seller financed loans of approximately $1.3 million during the year ended December 31, 2007 compared to approximately $0.2 million during the same period in 2006, as a result of a seller financed loan being paid in full.

•
During the year ended December 31, 2007, our manager evaluated the carrying value and estimated liabilities associated with real estate owned located in Cathedral City, CA.  Based on these estimates, our write downs on real estate held for sale for this property totaled approximately $0.2 million. We also recognized expenses related to real estate held for sale for this property which totaled approximately $0.4 million for the year ended December 31, 2007.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to make distributions based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our distributions may at times be more or less than our reported earnings as computed in accordance with GAAP.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income or cash flow from operations determined in accordance with GAAP as a measure of operating performance.  Our total taxable income represents the aggregate amount of taxable income generated by us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP.  REIT taxable income excludes the undistributed taxable income of TRS I, Inc., which is not included in REIT taxable income until distributed to us.  Subject to certain TRS value limitations, there is no requirement that the TRS I, Inc. distribute their earnings to us.  Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of distributions to our stockholders, we believe that presenting investors with the information management uses to calculate our taxable income is useful to investors in understanding the amount of the minimum distributions that we must make to our stockholders so as to comply with the rules set forth in the Internal Revenue Code.  Because not all companies have identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to those and reported by other companies.

In addition to satisfying the 90% taxable income distribution rule referred to above, the amount of distribution we make is ultimately based on distributing 100% of the REIT taxable income in order to limit any tax liability.  The distribution of this additional 10% of REIT taxable income is typically made in the following tax year as IRC section 858 allows us to carryback distributions made, for example, in 2007 to 2006, for the purposes of zeroing out our REIT taxable income.  As a result, included in the $4.0 million in distributions made during the year ended December 31, 2007 is approximately $0.4 million that was used to zero out our 2006 REIT taxable income.

The table below reconciles the differences between reported net income and total estimated taxable income and estimated REIT taxable income for the year ended December 31, 2007:

For the Year Ended
December 31, 2007
Net income, as reported	$2,810,000
Add (deduct):
Provision for loan losses	1,336,000
Gain on sale of real estate held for sale-seller financed	(1,265,000)
Capitalization of REO expenditures on a tax basis	294,000
Write down on real estate held for sale	184,000
Provision for doubtful accounts related to receivable	86,000
Recovery of allowance for doubtful notes receivable	(281,000)
Accrued legal reserve	242,000
Other book to tax differences	319,000
Total estimated taxable income	3,725,000
Less: Estimated taxable income attributable to TRS I, Inc.	(55,000)

Estimated REIT taxable income (prior to deductions for dividends paid)	$3,670,000

The Twelve Months Ended December 31, 2006

Total Revenues:  For the twelve months ended December 31, 2006, total revenues were approximately $4.6 million due in significant part to the following factors:

•
We recognized interest income from investments in real estate loans of approximately $4.6 million.  Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of December 31, 2006, our investment in real estate loans was approximately $60.7 million with a weighted average interest rate of 10.85%.  As of December 31, 2005, our investment in real estate loans, including loans related to real estate held for sale – seller financed, was approximately $61.6 million with a weighted average interest rate of 10.04%.  The amount we have to invest in real estate loans is attributable to the capital we have available.

In addition, our interest income is affected by the performances of our loans.  During the twelve months ended December 31, 2006, four loans totaling approximately $7.0 million became non-performing.  One of the non-performing loans, with a balance of approximately $3.7 million was foreclosed upon and reclassified to real estate held for sale.

Total Operating Expenses:  For the twelve months ended December 31, 2006, total operating expenses were approximately $4.6 million.  Expenses were primarily affected by the following factors:

•	Recognition of provisions for loan loss of approximately $3.0 million related to the loans secured by 4 cemeteries and 8 mortuaries in Hawaii.

•	We recognized a provision for doubtful receivable relating to a note receivable in default of approximately $0.2 million during the twelve months ended December 31, 2006.

•
Included in other expenses are expenses totaling approximately $0.2 million related to the liability insurance for our directors and officers and expenses relating to investor services for the twelve months ended December 31, 2006.

Non-operating income:  For the twelve months ended December 31, 2006, income from other non-operating activities totaled approximately $0.3 million, consisting of approximately $0.2 million in bank interest income and approximately $0.1 million in dividend income from marketable securities – related party.

Total Income (Loss) from Real Estate Held for Sale:  For the twelve months ended December 31, 2006, total income from real estate held for sale was approximately $0.2 million.

•
We recorded a gain on sale of real estate held for sale of approximately $0.2 million from the recognition of approximately $1.1 million of deposit liabilities received from a seller financed loan during the twelve months ended December 31, 2006.  As of December 31, 2006, we had approximately $7.9 million in real estate held for sale – seller financed.  Upon the sale of real estate held for sale, where we provide the financing, GAAP requires the new borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow us to record the sale of property.  In addition, the borrower must maintain a minimum commitment in the property on a continuing basis.  Therefore, until the borrower meets these requirements, the proceeds received from the borrower are recorded as a deposit liability or applied to the balance in the real estate held for sale – seller finance, depending on the guidelines established by GAAP.  Our revenues will continue to be impacted until we are able to convert these assets into investment in real estate loans or the loans are paid in full and we reinvest the proceeds into new loans.  As of December 31, 2006, we had approximately $1.3 million in deposit liability.

•
During July 2006, we and VRM II sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $2.5 million which resulted in a gain of $41,000.

Dividends:  To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of non-cash income over 5% of our REIT taxable income.  During the twelve months ended December 31, 2006 we declared dividends to our stockholders of approximately $2.6 million.

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

Nine month transition period ended June 30, 2005 compared to the nine months ended June 30, 2004 (Unaudited)

Total Revenues.  For the nine month transition period ended June 30, 2005, revenues totaled approximately $4.9 million compared to approximately $6.1 million for the nine months ended June 30, 2004, a decrease of approximately $1.2 million or 20%.

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

•
Revenues for the nine month transition period ended June 30, 2005 included other income of $0.7 million, compared to $0.4 million, for the nine months ended June 30, 2004.  The increase in other income is primarily related to an increase in late fees received on our investments in real estate loans of approximately $0.4 million and bank interest revenue of $0.1 million.

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

•
As of June 30, 2005, our manager had granted extensions on four loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.  However, our manager only grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  The aggregate amount due from borrowers whose loans had been extended as of June 30, 2005 was approximately $4.3 million.  At June 30, 2005, one such loan was non-performing with an outstanding balance of $51,000.  Our manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

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

•
For the nine month transition period ended June 30, 2005 and the nine months ended June 30, 2004, we recognized professional fees of approximately $0.5 million and $0.1 million, respectively, which was an increase of approximately $0.4 million.

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

Total Income (Loss) from Real Estate Held for Sale:  For the nine month transition period ended June 30, 2005, total income from real estate held for sale decreased approximately $5.1 million or 135% compared to the nine months ended June 30, 2004, due to the following factors:

•
During the nine months ended June 30, 2005 we recorded a charge of approximately $0.3 million in connection with the write down of real estate held for sale related to a custom residential property located in Santa Fe, New Mexico, a write down of approximately $0.4 million related to the carrying value of 166 residential lots located in Henderson, Nevada and a charge of approximately $0.6 million relating to a 126 unit assisted living facility in Phoenix, Arizona

•
During September 2004, we and Fund II entered into an agreement to sell the remaining 28 acres of raw land in Mesquite, Nevada for approximately $6.2 million.  Prior to September 2004, approximately $0.1 million was released from escrow representing an early release of funds.  The transaction was finalized in December 2004 and resulted in a gain of approximately $1.0 million.

•	We sold a 126 unit hotel in Mesquite, Nevada and sustained a loss of approximately $0.4 million during the quarter ended March 31, 2005.

•	Expenses related to the maintenance of real estate held for sale increased by approximately $0.3 million. This increase includes expenses of approximately $0.2 million in property taxes.

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

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes.  Subject to a 3% reserve, we generally seek to use all of our available funds to invest in real estate loans.  Distributable cash flow generated from such loans is paid out to our stockholders, in the form of a dividend.  We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because our manager will manage our affairs.  We may pay our manager an annual management fee of up to 0.25% of our aggregate capital received by us and Fund I from the sale of shares or membership units.

During the year ended December 31, 2007, cash flows provided by operating activities approximated $3.2 million.  Investing activities consisted of cash provided by loan payoffs and sales of real estate loans of approximately $26.0 million.  Cash used for new investments and purchases of real estate loans totaled approximately $19.2 million.  In addition, we used approximately $1.2 million for the purchase of investment in marketable securities – related party.  Financing activities mainly consisted of dividends to stockholders, net of reinvestment, of approximately $4.6 million.

At December 31, 2007, we had approximately $6.6 million in cash, $2.2 million in marketable securities – related party and approximately $61.3 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include  repayments of outstanding loans, dividend reinvestments by our stockholders, arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans.  Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This would diminish our capital resources and would impair our ability to invest in new loans.  Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale not sold through seller financing, totaling approximately $11.3 million and $3.5 million, respectively, as of December 31, 2007, compared to approximately $8.1 million and $3.7 million, respectively, as of December 31, 2006.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties.  Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition.  However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

We have no current plans to sell any new shares except through our dividend reinvestment program.  As of March 10, 2008, approximately 3% of our stockholders owning less than 1% our outstanding shares have elected to reinvest their dividends.  The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

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

During October 2006, we, our manager, Vestin Originations, Inc., VRM II and Fund III entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  The secured borrowing was recognized pro rata between us, VRM II and Fund III for the amount each entity has funded for the loan.  During May 2007, the secured borrowings were paid in full.  As of December 31, 2007, we did not have any funds used under Inter-creditor Agreements as compared to approximately $310,000 used under Inter-creditor Agreements as of December 31, 2006.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 9% to 14%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 34 real estate loans, as of December 31, 2007, with a balance of approximately $53.7 million as compared to investments in 33 real estate loans, including loans related to real estate held for sale – seller financed, as of December 31, 2006, with a balance of approximately $60.7 million.

At December 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar, Inc. (Part I & Part II), Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc. and Brawley CA 122, LLC.  These loans are currently carried on our books at a value of approximately $11.3 million, net of allowance for loan losses of approximately $5.6 million, which does not include the allowances of approximately $0.4 million relating to the decrease in the property value for performing loans as of December 31, 2007.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  On August 7, 2007, we, VRM II and Fund III entered into a settlement agreement with the borrower of the Pirates Lake, Ltd. loan whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM II and Fund III relating to the loan were due on October 1, 2007.  On October 2, 2007, the borrower was in default of the settlement and loan agreements. Subsequently the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. On November 7, 2007, our legal counsel was successful in seeking the dismissal, with prejudice, of the subject bankruptcy, together with the lifting of the automatic stay from foreclosure.  On February 5, 2008, we, VRM II and Fund III foreclosed upon Pirates Lake, Ltd. and classified it as real estate held for sale.  On March 7, 2008, we, VRM II and Fund III foreclosed upon Forest Development LLC and classified it as real estate held for sale.  Our manager has evaluated these loans and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

During March 2007, our manager extended the Mid-State Raceway loan from March 31, 2007 to March 31, 2008.  As part of the extension agreement, the borrower made a principal payment of approximately $3.0 million, of which our portion was approximately $0.4 million, and the loan interest rate increased from 9% to 12%.  As of December 31, 2007, this loan had a balance of approximately $19.8 million, of which our portion was approximately $2.8 million.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  During the year ended December 31, 2007, we have provided a specific reserve related to two non-performing loans and two performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager during the year ended December 31, 2007.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the year ended December 31, 2007, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Investments in Real Estate Held for Sale

At December 31, 2007, we held one property with a total carrying value of approximately $3.5 million, which was acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  For additional information on our investments in real estate held for sale, refer to Note F –Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Investments in Real Estate Held for Sale — Seller Financed

At December 31, 2007, we had no investments where we provided the financing to the purchaser classified as real estate held for sale – seller financed.  GAAP requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  We may share ownership of such properties with VRM II, Fund III, our manager, or other related and/or unrelated parties.  These investments in real estate held for sale – seller financed are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  For additional information on our investments in real estateloans, refer to Note G – Real Estate Held for Sale-Seller Financed of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of December 31, 2007, we had no contractual obligations.  See Note K – Notes Payable of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2007, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$590,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$2,948,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(590,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(2,948,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2007, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$537,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$2,687,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(537,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(2,687,000)

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At December 31, 2007, our aggregate investment in real estate loans was approximately $47.7 million, net of allowance, with a weighted average effective interest rate of 12.21%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at December 31, 2007, was 19 months.  All but two of the outstanding real estate loans at December 31, 2007, were fixed rate loans.  One of the two variable interest rate loans was non-performing as of December 31, 2007, see Note D – Investments in Real Estate Loans in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  None of the real estate loans had prepayment penalties and 17 loans, totaling approximately $18.7 million, had an exit fee.

Market fluctuations in interest rates generally do not affect the carrying value of our investment in real estate loans.  However, significant and sustained changes in interest rates could affect our operating results.  If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates.  This would reduce our earnings and funds available for dividend distribution to stockholders.  On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity that would reduce the demand for commercial real estate loans.  As a result, we might encounter greater difficulty inidentifying appropriate borrowers.  We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.

The following table contains information about the investment of real estate loans in our portfolio as of December 31, 2007.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2008 through 2012 and thereafter and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets approximate their fair value as of December 31, 2007.

	Interest Earning Assets Aggregated by Maturity at December 31, 2007
Interest Earning Assets	2008	2009	2010	2011	2012	Thereafter	Total

Investments In Real Estate Loans	$50,730,000	$3,000,000	$--	$--	$--	$--	$53,730,000

Weighted Average Interest Rates	12.26%	11.50%	--%	--%	--%	--%	12.21%

At December 31, 2007, we also had approximately $8.8 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage I, Inc.

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage I, Inc., (“the Company”) as of December 31, 2007 and 2006 and related consolidated statements of income, equity and other comprehensive income (loss) and its cash flows for the year ended December 31, 2007, the twelve months ended December 31, 2006, the six months ended December 31, 2005, and the nine month transition period ended June 30, 2005.   Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage I, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007, the twelve months ended December 31, 2006, the six months ended December 31, 2005, and the nine month transition period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vestin Realty Mortgage I, Inc’s. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008, expressed an unqualified opinion  on the effectiveness of internal control over financial reporting.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
March 13, 2008

FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2007	December 31, 2006

Assets
Cash	$6,556,000	$1,523,000
Certificates of deposit	--	150,000
Investment in marketable securities - related party	2,195,000	1,953,000
Interest and other receivables	1,019,000	938,000
Notes receivable, net of allowance of $684,000 at December 31, 2007 and $885,000 at December 31, 2006	--	102,000
Real estate held for sale	3,505,000	3,689,000
Real estate held for sale - seller financed	--	7,911,000
Investment in real estate loans, net of allowance for loan losses of $5,982,000 at December 31, 2007 and $4,534,000 at December 31, 2006	47,716,000	48,631,000
Assets under secured borrowings	--	310,000
Due from related parties	121,000	1,000
Other assets	99,000	124,000

Total assets	$61,211,000	$65,332,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$581,000	$307,000
Secured borrowings	--	310,000
Notes payable	--	22,000
Deposit liability	--	1,255,000
Unearned revenue	--	69,000
Dividend payable	412,000	1,030,000

Total liabilities	993,000	2,993,000

Commitments and Contingencies

Stockholders' equity
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,873,416 share issued and outstanding at December 31, 2007 and 6,869,790 shares issued and outstanding at December 31, 2006	1,000	1,000
Additional paid in capital	62,255,000	62,235,000
Accumulated deficit	(1,176,000)	(7,000)
Accumulated other comprehensive income (loss)	(862,000)	110,000

Total stockholders' equity	60,218,000	62,339,000

Total liabilities and stockholders' equity	$61,211,000	$65,332,000

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended	For the Twelve Months Ended	For the Six Months Ended	For the Six Months Ended	For the Nine Month Transitions Period Ended
	12/31/2007	12/31/2006	12/31/2005	12/31/2004	6/30/2005
				(Unaudited)
Revenues
Interest income from investment in real estate loans	$4,377,000	$4,558,000	$2,693,000	$2,913,000	$4,303,000
Recovery of allowance for doubtful notes receivable	281,000	15,000	8,000	--	--
Other income	199,000	42,000	349,000	117,000	580,000
Total revenues	4,857,000	4,615,000	3,050,000	3,030,000	4,883,000

Operating expenses
Management fees - related party	277,000	277,000	138,000	128,000	201,000
Provision for loan loss	1,336,000	3,000,000	--	--	1,296,000
Interest expense	15,000	85,000	107,000	440,000	408,000
Professional fees	986,000	638,000	131,000	182,000	411,000
Professional fees - related party	33,000	61,000	93,000	5,000	83,000
Provision for doubtful accounts related to receivable	86,000	171,000	--	--	--
Other	477,000	364,000	23,000	3,000	163,000
Total operating expenses	3,210,000	4,596,000	492,000	758,000	2,562,000

Income from operations	1,647,000	19,000	2,558,000	2,272,000	2,321,000

Non-operating income
Gain on sale of marketable securities	--	--	46,000	--	--
Dividend income - related party	294,000	151,000	--	--	--
Interest income from banking institutions	146,000	197,000	43,000	52,000	114,000
Total other non-operating income	440,000	348,000	89,000	52,000	114,000

Income from real estate held for sale
Revenue related to real estate held for sale	26,000	--	--	--	--
Net gain on sale of real estate held for sale	--	44,000	24,000	575,000	672,000
Gain on sale of real estate held for sale - seller financed	1,265,000	245,000	495,000	--	--
Expenses related to real estate held for sale	(384,000)	(69,000)	(100,000)	(378,000)	(708,000)
Write down on real estate held for sale	(184,000)	--	--	(292,000)	(1,271,000)
Total income (loss) from real estate held for sale	723,000	220,000	419,000	(95,000)	(1,307,000)

Income before provision for income taxes	2,810,000	587,000	3,066,000	2,229,000	1,128,000

Provision for income taxes	--	--	--	--	--

NET INCOME	$2,810,000	$587,000	$3,066,000	$2,229,000	$1,128,000

Basic and diluted earnings per weighted average common share / membership unit	$0.41	$0.09	$0.40	$0.27	$0.14

Dividends declared per common share / cash distribution to members per membership unit	$0.58	$0.64	$0.30	$0.32	$0.47

Weighted average common shares / membership units	6,871,671	6,882,809	7,668,098	8,334,448	7,919,977

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2007

		Common Stock
	Units	Number of Shares	Amount	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Members' Equity	Total
Members' Equity at September 30, 2004	8,354,057	--	$--	$--	$--	$--	$82,278,000	$82,278,000

Net Income							1,128,000	1,128,000
Distributions to Members							(3,694,000)	(3,694,000)
Reinvestments of Distributions	48,930						489,000	489,000
Members' Redemptions	(716,664)						(6,930,000)	(6,930,000)

Members' Equity at June 30, 2005	7,686,323	--	$--	$--	$--	$--	$73,271,000	$73,271,000

Comprehensive Income:
Net Income							3,066,000	3,066,000
Unrealized Gain on Marketable Securities						4,000		4,000
Total Comprehensive Income								3,070,000

Distributions to Members							(2,306,000)	(2,306,000)
Reinvestments of Distributions	19,435						194,000	194,000
Members' Redemptions	(195,774)						(1,909,000)	(1,909,000)

Members' Equity at December 31, 2005	7,509,984	--	$--	$--	$--	$4,000	$72,316,000	$72,320,000

Comprehensive Income:
Net Income					2,603,000		(2,016,000)	587,000
Reversal of Unrealized Gain on Marketable Securities						(4,000)		(4,000)
Unrealized Gain on Marketable Securities - Related Party						110,000		110,000
Total Comprehensive Income								693,000

Distributions to Members							(1,822,000)	(1,822,000)
Reinvestments of Distributions	12,846						129,000	129,000
Members' Redemptions	(654,090)						(6,377,000)	(6,377,000)

Reclassify members' equity to stockholders' equity	(6,868,740)	6,868,740	1,000	62,229,000			(62,230,000)	--

Dividends to Stockholder					(2,610,000)			(2,610,000)
Reinvestment of Dividends		1,050	--	6,000				6,000

Stockholders' Equity at December 31, 2006	--	6,869,790	$1,000	$62,235,000	$(7,000)	$110,000	$--	$62,339,000

Comprehensive Income:
Net Income					2,810,000			2,810,000
Unrealized Gain on Marketable Securities - Related Party						(972,000)		(972,000)

Total Comprehensive Income								1,838,000

Dividends Declared to Stockholders					(3,979,000)			(3,979,000)
Reinvestment of Dividends		3,626	--	20,000				20,000

Stockholders' Equity at December 31, 2007	--	6,873,416	$1,000	$62,255,000	$(1,176,000)	$(862,000)	$--	$60,218,000

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Twelve Months Ended	For the Six Months Ended	For the Six Months Ended	For the Nine Month Transition Period Ended
	12/31/2007	12/31/2006	12/31/2005	12/31/2004	6/30/2005
				(Unaudited)
Cash flows from operating activities:
Net income	$2,810,000	$587,000	$3,066,000	$2,229,000	$1,128,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts related to receivable	86,000	171,000	--	--	--
Impairment of real estate held for sale	184,000	--	--	292,000	1,271,000
Gain on sale of real estate held for sale	--	(286,000)	(519,000)	(1,049,000)	(1,072,000)
Loss on sale of real estate held for sale	--	--	--	474,000	400,000
Gain on real estate held for sale - seller financed	(1,265,000)	--	--	--	--
Recovery of allowance for doubtful notes receivable	(281,000)	(15,000)	(8,000)	--	--
Provision for loan loss	1,336,000	3,000,000	--	--	1,296,000
Gain on sale of marketable securities	--	(1,000)	(46,000)	--	--
Amortized interest income	(69,000)	(159,000)	--	--	--
Change in operating assets and liabilities:
Interest and other receivables	(14,000)	(1,000)	(54,000)	664,000	612,000
Due to/from related parties	(120,000)	247,000	(2,738,000)	2,180,000	354,000
Other assets	25,000	70,000	--	--	--
Accounts payable and accrued liabilities	489,000	203,000	(339,000)	(7,000)	92,000
Net cash provided (used) by operating activities	3,181,000	3,816,000	(638,000)	4,783,000	4,081,000

Cash flows from investing activities:
Investments in real estate loans	(14,716,000)	(37,455,000)	(17,009,000)	(5,627,000)	(20,565,000)
Purchase of investments in real estate loans including interest receivable	--	--	(5,408,000)	--	--
Purchase of investments in real estate loans from:
VRM II	(4,434,000)	(500,000)	--	--	(600,000)
Third parties	--	(75,000)	--	(1,459,000)
Proceeds from loan payoffs	18,585,000	33,043,000	17,908,000	15,259,000	11,490,000
Principal payments on real estate held for sale-seller financed	7,402,000	886,000	2,585,000	507,000	--
Sale of investments in real estate loans to:
VRM II	--	1,350,000	7,600,000	--	--
Third parties	--	125,000	337,000	155,000	--
Proceeds from sale of investment in real estate held for sale	--	2,551,000	4,227,000	7,333,000	8,245,000
Legal expenses paid and applied against loan allowance	(138,000)	(362,000)	--	--	--
Proceeds from note receivable	297,000	33,000	8,000	--	--
Purchase of marketable securities	--	--	(3,565,000)	--	--
Purchase of marketable securities - related party	(1,214,000)	(1,843,000)	--	--	--
Proceeds from sale of marketable securities	--	1,717,000	1,895,000	--	--
Cash outlays for real estate held for sale	--	--	--	(2,251,000)	--
Purchase of certificates of deposit	--	(2,532,000)	--	--	--
Proceeds from maturities of certificates of deposit	150,000	2,682,000	--	--	--
Proceeds from unearned revenue	--	100,000	--	--	--
Deposit liability	519,000	800,000	222,000	247,000	516,000
Net cash provided (used) by investing activities	$6,451,000	$520,000	$8,800,000	$14,164,000	$(914,000)

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Year Ended	For The Twelve Months Ended	For The Six Months Ended	For The Six Months Ended	For The Nine Month Transition Period Ended
	12/31/2007	12/31/2006	12/31/2005	12/31/2004	6/30/2005
				(Unaudited)
Cash flows from financing activities:
Principal payments on notes payable	$(210,000)	$(1,053,000)	$--	$(2,000,000)	$--
Proceeds from issuance of notes payable	188,000	--	881,000	--	--
Dividends paid to stockholders, net of reinvestments	(4,199,000)	(1,502,000)	--	--	--
Dividends paid to stockholders - related party	(378,000)	(72,000)	--	--	--
Members' distributions, net of reinvestments	--	(1,668,000)	(2,082,000)	(2,222,000)	(3,159,000)
Members' distributions - related party	--	(25,000)	(30,000)	(31,000)	(46,000)
Members' redemptions	--	(6,377,000)	(1,909,000)	(1,055,000)	(6,930,000)
Net cash used in financing activities	(4,599,000)	(10,697,000)	(3,140,000)	(5,308,000)	(10,135,000)

NET CHANGE IN CASH	5,033,000	(6,361,000)	5,022,000	13,639,000	(6,968,000)

Cash, beginning of period	1,523,000	7,884,000	2,862,000	6,571,000	9,830,000

Cash, end of period	$6,556,000	$1,523,000	$7,884,000	$20,210,000	$2,862,000

Supplemental disclosures of cash flows information:
Income taxes paid	$--	$--	$--	$--	$--
Interest paid	$15,000	$85,000	$107,000	$440,000	$--

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$6,000	$--	$--	$--	$--
Dividend payable	$412,000	$1,030,000	$--	$--	$--
Investment in real estate held for sale reclassified from interest receivable	$--	$--	$--	$--	$33,000
Issuance of note receivable related to sale of real estate held for sale	$--	$--	$171,000	$--	$--
Loan rewritten with same or similar collateral	$5,281,000	$--	$--	$--	$--
Loans funded through secured borrowings	$--	$310,000	$1,665,000	$2,084,000	$8,830,000
Note payable relating to prepaid E & O insurance policy	$--	$194,000	$--	$--	$--
Note receivable from guarantor in exchange for release of guarantee	$--	$--	$--	$119,000	$--
Payoffs of loans funded through secured borrowings	$310,000	$2,719,000	$10,337,000	$18,000,000	$3,574,000
Real estate held for sale acquired through foreclosure	$--	$3,702,000	$--	$5,458,000	$2,149,000
Receivable related to loan rewritten with same or similar property, net of allowance, as collateral applied to unearned income	$--	$40,000	$--	$--	$--
Reinvestment of dividends	$20,000	$6,000	$--	$--	$--
Reinvestment of member distributions	$--	$129,000	$194,000	$39,000	$489,000
Sale of real estate held for sale where we provided the financing	$--	$--	$886,000	$7,910,000	$--
Transfer of pro-rata interest in real property to Fund II	$--	$--	$--	$4,278,000	$--
Unearned revenue from loans rewritten with same or similar property as collateral	$69,000	$66,000	$--	$868,000	$868,000
Unrealized gain on marketable securities - related party	$(972,000)	$110,000	$--	$--	$--

VESTIN REALTY MORTGAGE I, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A — ORGANIZATION

Vestin Fund I, LLC (“Fund I”) was organized in December 1999 as a Nevada limited liability company for the purpose of investing in commercial real estate loans (hereafter referred to as “real estate loans”).  Vestin Realty Mortgage I, Inc. (“VRM I”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Fund I.  On May 1, 2006, Fund I merged into VRM I and the members of Fund I received one share of VRM I’s common stock for each membership unit of Fund I.  References in this report to the “Company”, “we”, “us” or “our” refer to Fund I with respect to the period prior to May 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.  Because we were a limited liability company (“LLC”) during the prior periods reflected in this report, we make reference to Fund I’s “members” rather than “stockholders” in reporting our financial results.

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

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation.  Michael Shustek, the CEO and director of our manager and CEO, President and a director of us, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. that has continued the business of brokerage, placement and servicing of real estate loans.  Vestin Originations, Inc. is a wholly owned subsidiary of Vestin Group.  On September 1, 2007, the servicing of real estate loans was assumed by our manager.

Pursuant to our management agreement, our manager implements our business strategies on a day-to-day basis, manages and provides services to us, and provides similar services to our subsidiary.  Without limiting the foregoing, our manager performs other services as may be required from time to time for management and other activities relating to our assets, as our manager shall deem appropriate.  Consequently, our operating results are dependent upon our manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the manager of Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc. (“inVestin”), a company wholly owned by our manager’s CEO.  These entities also invest in real estate loans.

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

Investments in Real Estate Loans

We may from time to time acquire or sell investments in real estate loans from or to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital.  Selling or buying loans allows us to diversify our loan portfolio within these parameters.  Due to the short-term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value.  Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment.  Our manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are added back to the allowance and included as income.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the market price as of December 31, 2007.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities.

Fair Value of Financial Instruments

FAS 107 – Disclosures about Fair Value of Financial Instruments (“FAS 107”), requires the determination of fair value of our financial assets.  The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

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

At December 31, 2007 and 2006, the estimated fair values of the real estate loans, including seller financed loans, were approximately $45.0 million and $54.2 million, respectively.  These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 – Earnings per Share (“FAS 128”), by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the year ended December 31, 2007.  The following is a computation of the EPS data for the year ended December 31, 2007:

For the Year Ended December 31, 2007

Net income available to common stockholders	$2,810,000

Weighted average number of common shares outstanding during the period	6,871,671

Basic and diluted earnings per weighted average common share	$0.41

Net Income Allocated to Members Per Weighted Average Membership Unit

Fund I was an LLC prior to the merger, which stated net income allocated to members per weighted average membership unit that is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.  We had no outstanding common shares equivalents during the twelve months ended December 31, 2006.  The following is a computation of the net income per weighted average membership unit for the four months ended April 30, 2006, basic earnings per share for the eight months ended December 31, 2006 and total earnings per weighted average share/membership unit for the twelve months ended December 31, 2006:

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

Common Stock Dividends

During the year ended December 31, 2007, cash dividends declared totaled approximately $0.58 per common share, representing ordinary income.

On January 16, 2008, the board of directors declared a monthly cash dividend of $0.041 per share for the month of January 2008, that will be paid on February 28, 2008, to the stockholders of record as of February 8, 2008.

On February 21, 2008, our board of directors declared a cash dividend of $0.041 per common share for the month of February 2008, payable on March 28, 2008 to stockholders of record as of March 7, 2008.

Segments

We operate as one business segment.

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our taxable income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  The net income tax provision for the year ended December 31, 2007, was approximately zero.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits.  As of December 31, 2007 and 2006, we had approximately $6.4 million and $1.5 million, respectively, in excess of the federally insured limits.

As of December 31, 2007, 30%, 17%, 16% and 15% of our loans were in Nevada, Hawaii, Arizona and Oregon, respectively, compared to 35%, 15%, 9% and 9%, at December 31, 2006, respectively.  As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At December 31, 2007, the aggregate amount of loans to our three largest borrowers represented approximately 32% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Hawaii, Nevada and Oregon with first lien positions, interest rates between 12.0% and 14.0%, with an aggregate outstanding balance of approximately $17.2 million and maturing through December 2008.  At December 31, 2006, the aggregate amount of loans to our three largest borrowers represented 33% of our total investment in real estate loans including loans related to real estate held for sale – seller financed.  These real estate loans consisted of commercial and land located in Hawaii and Nevada, with a first lien position, interest rates between 9% and 14%, with an aggregate outstanding balance of approximately $20.3 million.  The loans in Hawaii described above referred to the RightStar loans discussed in Note D – Investments in Real Estate Loans.  We have a significant concentration of credit risk with our largest borrowers, any additional defaults by such borrowers could have a material adverse effect on us.

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

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2007, we had approximately $13.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $108.1 million.  These loans had interest reserves of approximately $9.7 million, of which our portion was approximately $1.3 million.  At December 31, 2006, we had approximately $17.1 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $120.3 million.  These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $0.7 million.

As of December 31, 2007, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 9% to 14%.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2007, were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan-To-Value (1)

Acquisition and development	3	$2,750,000	12.64%	5.12%	79.42%
Commercial	14	31,926,000	12.06%	59.42%	91.33%
Construction	8	1,950,000	11.49%	3.63%	72.38%
Land	9	17,104,000	12.52%	31.83%	62.84%
	34	$53,730,000	12.21%	100.00%	80.97%

Investments in real estate loans, including loans related to real estate held for sale – seller financed, as of December 31, 2006 were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan-To-Value (1)

Acquisition and development	4	$2,788,000	12.01%	4.60%	64.20%
Commercial	14	36,072,000	9.99%	59.43%	81.44%
Construction	6	5,994,000	11.68%	9.87%	64.66%
Land	9	15,843,000	12.31%	26.10%	52.16%
	33	$60,697,000	10.85%	100.00%	71.35%

(1)
Loan-to-value ratios are based on the most recent appraisals and may not reflect subsequent changes in value and are prior to allowances for loan losses.  Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination.  The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing.  As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to completion of the development of the project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the full amount of the loan.

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

	December 31, 2007 Balance	December 31, 2006 Balance
Balance per loan portfolio	$53,730,000	$60,697,000
Less:
Seller financed loans included in real estate held for sale	--	(7,911,000)
Proceeds of principal on seller financed loans included in deposit liability	--	379,000
Allowance for loan losses **	(6,014,000)	(4,534,000)
Balance per consolidated balance sheet	$47,716,000	$48,631,000

The following is a schedule of priority of real estate loans, including loans related to real estate held for sale – seller financed, as of December 31, 2007 and 2006:

Loan Type	Number of Loans	December 31, 2007 Balance*	Portfolio Percentage	Number of Loans	December 31, 2006 Balance*	Portfolio Percentage

First deeds of trust	33	$53,430,000	99.44%	31	$60,359,000	99.44%
Second deeds of trust	1	300,000	0.56%	2	338,000	0.56%
	34	$53,730,000	100.00%	33	$60,697,000	100.00%

*  Please see (2) above
**  Please refer to (3) Specific Reserve Allowance below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2007:

January 2008 - March 2008 (a)	$33,636,000
April 2008 - June 2008	7,394,000
July 2008 - September 2008	5,266,000
October 2008 - December 2008	4,434,000
Thereafter	3,000,000

Total	$53,730,000

(a)	Amount includes the balance of non-performing loans and loans that have been subsequently extended as of December 31, 2007.

The following is a schedule by geographic location of investments in real estate loans, including loans related to real estate held for sale – seller financed, as of December 31, 2007 and 2006:

	December 31, 2007 Balance*	Portfolio Percentage	December 31, 2006 Balance*	Portfolio Percentage

Arizona	$8,344,000	15.53%	$5,509,000	9.08%
California	3,750,000	6.98%	6,988,000	11.51%
Hawaii	9,307,000	17.32%	9,307,000	15.33%
Nevada	16,085,000	29.94%	21,310,000	35.11%
New York	2,819,000	5.25%	3,246,000	5.35%
Oklahoma	1,891,000	3.52%	1,937,000	3.19%
Oregon	8,134,000	15.14%	5,200,000	8.57%
Texas	3,000,000	5.58%	4,168,000	6.87%
Washington	400,000	0.74%	3,032,000	4.99%
Total	$53,730,000	100.00%	$60,697,000	100.00%

*  Please see (2) above

At December 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar, Inc. (Part I & Part II), Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc. and Brawley CA 122, LLC.  These loans are currently carried on our books at a value of approximately $11.3 million, net of allowance for loan losses of approximately $5.6 million, which does not include the allowances of approximately $0.4 million relating to the decrease in the property value for performing loans as of December 31, 2007.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

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

•
Monterrey Associates, L.P. is a non-performing loan which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is approximately $1.2 million.  As of December 31, 2007, this loan has been considered non-performing for the last sixteen months.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of legal actions commenced on our behalf with respect to other collateral securing the non-performing loan, of which our portion is approximately $0.5 million net of allowance for loan loss.   We are vigorously contesting their position; however, we cannot determine at this time the outcome of these legal proceedings.  Our manager has evaluated this loan and based on an appraisal obtained during January 2008, a specific allowance of approximately $2.4 million, of which our portion was approximately $0.7 million, was recorded.

•
Forest Development, LLC, is a loan secured by two 4,000 square foot single family residences, together with the four remaining lots in a subdivision, located on Mt. Charleston, NV with an outstanding balance of approximately $2.6 million of which our portion is approximately $0.6 million.  As of December 31, 2007, this loan has been considered non-performing for the last fourteen months.  We commenced foreclosure proceedings and filed litigation to enforce the personal guarantee on the loan.  Forest Development subsequently counterclaimed and also filed a separate lawsuit against us, Fund I, Fund II, VRM II, Fund III, Vestin Mortgage, Inc. and Vestin Originations, Inc. (the “Defendants”).  In April 2007, the borrower filed for protection under Chapter 11 of the United States Bankruptcy Code.  In September 2007, Forest Development filed a lawsuit in the United States Bankruptcy Court for the District of Nevada, against us, Fund I, Fund II VRM II, Fund III, Vestin Mortgage, Inc. and Vestin Originations, Inc. (the “Defendants”) alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, which claims are substantially the same as was filed in the State Court action.  On December 10, 2007, the United States Bankruptcy Court for the District of Nevada granted a motion approving settlement between the parties. The settlement provides for the mutual dismissal with prejudice of all litigation between the parties, and approves the sale of the property to a third party, the proceeds of which shall provide for the repayment of all principal, together with the payment of interest at the note rate from October 25, 2007.  In addition, the settlement lifted the automatic stay, and on March 7, 2008, we, VRM II and Fund III foreclosed upon Forest Development LLC and classified it as real estate held for sale.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
Pirates Lake, Ltd., is a loan to provide bridge financing for approximately 46.75 acres of land in Galveston, TX, with an outstanding balance of approximately $8.5 million of which our portion is approximately $3.0 million.  The loan is secured by a first lien on the property and guaranteed by the borrower.  Additionally, the loan is secured by a second position lien on approximately 0.5 acres of land located in Houston, Texas.  As of December 31, 2007, this loan has been considered non-performing for the last seven months.  On August 7, 2007, we, VRM II and Fund III entered into a settlement agreement with the borrower whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM II and Fund III relating to the loan were due on October 1, 2007.  On October 2, 2007, the borrower was in default of the settlement and loan agreements. Subsequently the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. On November 7, 2007, our legal counsel was successful in seeking the dismissal, with prejudice, of the subject bankruptcy, together with the lifting of the automatic stay from foreclosure.  On February 5, 2008, we, VRM II and Fund III foreclosed upon Pirates Lake, Ltd. and classified it as real estate held for sale.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
Jeffrey's Court, LLC, is a loan to provide financing for the development of 4.92 acres of land into 119 condominium units in Las Vegas, NV, with an outstanding balance of approximately $5.1 million of which our portion is $1.0 million and is secured by a first lien on the property and guaranteed by the borrower.  As of December 31, 2007, this loan has been considered non-performing for the last five months.  Our manager commenced foreclosure proceedings, and on December 6, 2007, the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada.  Our manager has instructed legal counsel to seek relief from the automatic stay.  In addition, we have filed a complaint in State Court, against the guarantors of the loan, in order to enforce the personal guarantees.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
V & M Homes at the Palms, Inc., is a loan, with a variable interest rate, to provide acquisition financing for an 80 acre parcel of land in Florence, AZ, with an outstanding balance of approximately $3.9 million of which our portion is approximately $1.0 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of December 31, 2007, this loan has been considered non-performing for the last four months.  Our manager commenced foreclosure proceedings, and on December 24, 2007, the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona.  Our legal counsel is seeking relief from the automatic stay.  We are in the process of bringing legal action against the guarantors of this loan.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
Brawley CA 122, LLC, is a loan to provide acquisition and development financing for a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA, with an outstanding balance of approximately $2.3 million of which our portion is $750,000 and is secured by a first lien on the property and guaranteed by the borrower.  As of December 31, 2007, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  Our manager has evaluated this loan and based on an appraisal obtained during January 2008, a specific allowance of $766,000, of which our portion was $255,000, was recorded.

The following schedule summarizes the non-performing loans as of December 31, 2007:

Description of Collateral	Balance at December 31, 2007	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I**	$4,415,000	3/31/2004	45	24% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II**	4,892,000	3/31/2004	45	35% of Part II
248-unit apartment complex in Oklahoma City, OK	1,237,000	9/1/2006	16	28%
2 single family residences and 4 lots in Mt. Charleston, NV	631,000	10/27/2006	14	24%
46.75 acres of land located in Galveston, TX	3,000,000	6/30/2007	7	35%
4.92 acres of land in Las Vegas, NV	1,000,000	7/17/2007	5	20%
80 acre parcel of land in Florence, AZ	1,000,000	8/16/2007	4	26%
25 acres for proposed 122 single-family subdivision in Brawley, CA	750,000	8/1/2007	2	33%
	$16,925,000

**  Please refer to (3) Specific Reserve Allowance below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of December 31, 2007, we have provided specific reserves, related to three non-performing loans and two performing loans, of approximately $6.0 million.  Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

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

The following is a roll-forward of the allowance for loan losses for the year ended December 31, 2007:

Description	Balance at December 31, 2006	Specific Reserve Allocation	Reduction of Reserve	Balance at December 31, 2007
RightStar, Inc. (Part I & Part II)	$4,396,000	$282,000	$--	$4,678,000
RightStar Legal Reserve	138,000	--	(138,000)	--
Monterrey Associates, L.P.	--	673,000	--	673,000
Brawley CA 122, LLC	--	255,000	--	255,000
Peoria 180, LLC	--	225,000	--	225,000
Terravita, LLC	--	183,000	--	183,000
Total (3)	$4,534,000	$1,618,000	$(138,000)	$6,014,000

(3)	Specific Reserve Allowances

RightStar Loan Allowance – RightStar, Inc. (“RightStar”) defaulted on our loans in the fall of 2004.  The lenders commenced a judicial foreclosure on the loans, part I and part II, which is secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii.  The aggregate principal balance of the loan is approximately $32.3 million.  The loans, part I and part II, are owned as follows:

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

RightStar is currently being operated by a court appointed receiver however the lenders are working with the State of Hawaii to appoint a management group to continue to improve the operations of the property.

In early 2006, the State of Hawaii notified the lenders of a potential statutory trust fund deficiency, estimated to be between $20 million and $30 million and claimed that this balance has priority over all lenders.  The State of Hawaii is pursuing approximately $30 million in recoveries from the former trustees, prior owners of the property and other parties. The proceeds from these recoveries, if any, will be used to fund the potential deficiency in the statutory trust. The lenders dispute the amount and priority of this deficit.

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007 the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale will be allocated in part to VRM  II, Vestin Mortgage and us and in part to fund the trusts statutory minimum balances.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  The outcome of this auction cannot be determined at this time.

During December 2007, we, VRM II, and the statutory trust fund received a settlement totaling $2.8 million, of which approximately $2.0 million was applied against outstanding trust obligations. Approximately $0.8 million, of which our portion totaling approximately $0.3 million, was applied towards the allowance for doubtful accounts on this loan and was recorded as a reimbursement of legal fees totaling approximately $0.2 million.

We have evaluated the estimated value of the underlying collateral and the expected cost and length of litigation.  Based on this estimate we have maintained our total specific reserve allowance for loss.  The reserve allowance includes approximately $0.5 million for estimated litigation fees and expenses that we have incurred in enforcing our rights against the underlying collateral, which have been fully consumed as of December 31, 2007.  We will continue to evaluate our position in the RightStar loan as the situation progresses.  As of December 31, 2007, our specific reserve allowance on the RightStar loans totaled approximately $4.7 million.

Peoria 180, LLC Loan Allowance – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of approximately $1.6 million, of which our portion was $183,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during October 2007.  As of December 31, 2007, and March 10, 2008, the loan was performing as required.  Our manager will continue to evaluate our position in the loan.

Monterrey Associates, L.P. – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 248-unit apartment complex in Oklahoma City, OK, of approximately $2.4 million, of which our portion was approximately $0.7 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008.  As of December 31, 2007, the loan was considered non-performing.  Our manager will continue to evaluate our position in the loan.

Brawley CA 122, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to an acquisition and development loan on 25 acres for proposed 122 single-family subdivision in Brawley, CA, of $766,000, of which our portion was $255,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008.  As of December 31, 2007, the loan was considered non-performing.  Our manager will continue to evaluate our position in the loan.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100 unit condominium/apartment project in North Las Vegas, Nevada, totaling $720,000, of which our portion was $225,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during January 2008.  As of December 31, 2007, and March 10, 2008, the loan was performing as required.  Our manager will continue to evaluate our position in the loan.

In addition, as of December 31, 2007, our manager granted extensions on 18 loans, totaling approximately $210.9 million of which our portion was approximately $25.3 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager only grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  Included in the 18 extended loans was the Mid-State Raceway loan, which was extended from March 31, 2007 to March 31, 2008.  As part of the extension agreement, the borrower made a principal payment of approximately $3.0 million, of which our portion was approximately $0.4 million, and the loan interest rate increased from 9% to 12%.  Our manager concluded that no allowance for loan loss was necessary with respect to these loans, except for the Terravita, LLC, Peoria 180, LLC, Monterrey Associates, LP and Brawley CA 122, LLC loans referred to above, as of December 31, 2007.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  As of December 31, 2007 and 2006, approximately $5.6 million and $3.4 million, respectively, in non-performing loans had no specific allowance for loan losses.  As of December 31, 2007 and 2006, approximately $11.3 million and $9.3 million, respectively, in non-performing loans had a specific allowance for loan losses of approximately $5.6 million and $4.5 million, respectively, which does not include the allowances of approximately $0.4 million relating to the decrease in property value for performing loans at December 31, 2007.  At December 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar, Inc. (Part I & Part II), Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc. and Brawley CA 122, LLC.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2007, we owned 225,134 shares of VRM II’s common stock, representing approximately 1.51% of their total outstanding common stock.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2007, we held one property with a total carrying value of approximately $3.5 million, which was acquired through foreclosure and recorded as investments in real estate held for sale.  The summary below includes our percentage ownership in the property.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The following is a roll-forward of investments in real estate held for sale during the year ended December 31, 2007:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2006	Acquisitions (Reductions)	Seller Financed Sales	Balance at December 31, 2007

480 residential building lots & 2 family dwellings in Cathedral City, CA (1)	12/21/2006	12%	$3,689,000	$(184,000)	$--	$3,505,000

			$3,689,000	$(184,000)	$--	$3,505,000

(1)
During November 2006, we, VRM II and Fund III acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the year ended December 31, 2007, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s estimate, we have written down the value of the property by approximately $0.2 million.  We also recognized expenses related to real estate held for sale for this property of approximately $0.4 million.

NOTE G — REAL ESTATE HELD FOR SALE – SELLER FINANCED

As of December 31, 2007, we sold our interest in the one seller-financed property we held at December 31, 2006.  GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained certain requirements.  We may share ownership of such properties with VRM II, Fund III, our manager, or other related and/or unrelated parties.  The summary below includes our percentage of ownership in each property held during the year ended December 31, 2007.  These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  The following is a roll-forward of real estate held for sale – seller financed for the year ended December 31, 2007:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2006	Sales	Gain (Loss) on Sale	Balance at December 31, 2007

Assisted living facility in Las Vegas, Nevada (1)	9/23/2004	52%	$7,911,000	$(9,176,000)	$1,265,000	$--

Total			$7,911,000	$(9,176,000)	$1,265,000	$--

(1)
During September 2004, we and VRM II sold an assisted living facility in Las Vegas, NV and financed 100% of the purchase price of approximately $15.3 million maturing in September 2007.  During November 2007, the loan was paid in full resulting in a gain of approximately $1.3 million.

Until borrowers have met the minimum equity ownership requirement to allow us to record a sale, we will record payments received under the deposit method or the cost recovery method, which ever is applicable in accordance with FAS 66.

NOTE H — RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the year ended December 31, 2007 and the twelve months ended December 31, 2006, were approximately $277,000, for each period.

As of December 31, 2007, our manager owned 100,000 of our common shares. For the year ended December 31, 2007, we declared $58,000, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.  During the four months ended April 30, 2006, we recorded pro-rata distributions owed to our manager of $25,000.  For the eight months ended December 31, 2006, we declared approximately $38,000 in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

As of December 31, 2007, we owed our manager of $2,000.  As of December 31, 2006, we had no receivables from our manager and did not owe our manager.

Transactions with Other Related Parties

As of December 31, 2007, we owned 225,134 common shares of VRM II, representing approximately 1.51% of their total outstanding common stock.  For the year ended December 31, 2007 and the twelve months ended December 31, 2006, we recognized $294,000 and $151,000, respectively, in dividend income from VRM II based on the number of shares we held on the dividend record dates.

As of December 31, 2007, VRM II owned 533,675 of our common shares, representing approximately 7.76% of our total outstanding common stock.  For the year ended December 31, 2007 and the twelve months ended December 31, 2006, we declared approximately $282,000 and $97,000, respectively, in dividends payable to VRM II based on the number of shares VRM II held on the dividend record dates.

During the year ended December 31, 2007 we bought approximately $4.4 million in real estate loans from VRM II.  During the twelve months ended December 31, 2006 we sold approximately $1.4 million in real estate loans to VRM II and bought $0.5 million in real estate loans to VRM II.  No gain or loss resulted from these transactions.

As of December 31, 2007, we had receivable form VRM II $123,000.  As of December 31, 2006, we had receivable form Vestin Originations of $1,000.

During the year ended December 31, 2007 and the twelve months ended December 31, 2006, we incurred $33,000 and $61,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE I — NOTES RECEIVABLE

During October 2004, we and VRM II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $2.1 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from real estate held for sale – seller financed.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date.  As of December 31, 2007, we have received $33,000 in principal payments.  During the year ended December 31, 2007, the balance of $126,000 was fully reserved.

During March 2005, we and VRM II sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $1.8 million, which resulted in a loss of $389,000.  In addition, during June 2005, we and VRM II entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees, of which our share was $640,000.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due.  As of December 31, 2007, we have received $294,000 in principal payments.  Payments will be recognized as income when received.  The balance of $346,000 is fully reserved as of December 31, 2007.

During November 2004, we and VRM II sold the 140 Unit/224 beds senior facility in Mesa, Arizona of which our portion of the consideration received totaled $1,009,000.  We and VRM II received a promissory note from the original guarantor in the amount of $478,000 of which our portion was $67,000.  The promissory note is payable in interest only payments of 8% on the principal balance outstanding.  From June 25, 2005 through May 25, 2006, monthly payments increased to $15,000 and were applied to principal and accrued interest.  From June 25, 2006 through May 25, 2009, payments increase to $20,000 monthly.  Due to the uncertainty of collectibility, we have provided a valuation allowance for the entire remaining balance of the promissory note.  Income will be recognized when payments are received.  On August 7, 2007, we and VRM II filed a complaint against the guarantor in the U.S. District Court of the District of Nevada, seeking to recover the amounts due pursuant to the promissory note.  The guarantor did not answer or otherwise respond to the lawsuit.  We and VRM II will seek a default judgment for all the amounts due.  If granted, we and VRM II will seek to enforce the Complaint against the guarantor; however, there can be no assurance that we and VRM II will recover the amounts.  As of December 31, 2007, we received $28,000 in principal payments.  The balance of $31,000 is fully reserved as of December 31, 2007.

During December 2005, we and VRM II sold the 460 acre residential subdivision in Lake Travis, TX for approximately $5.5 million, of which our portion was approximately $1.8 million.  The purchase price included cash proceeds of $5 million and a $500,000 note receivable with an imputed interest rate of 8% in July 2006.  A net gain of $71,000 resulted from this transaction, of which our portion was $24,000.  The purchaser defaulted on the note and our manager pursued litigation.  During the year ended December 31, 2007, we and VRM II entered into a settlement agreement, which reduced the note to $175,000, of which our portion is $60,000. As of December 31, 2007, we had received $17,000 in principal payments.  The balance of $43,000 is fully reserved as of December 31, 2007.

During 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan, we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  The balance of approximately $137,000 is fully reserved as of December 31, 2007.

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

During October 2006, we, our manager, Vestin Originations, Inc., VRM II and Fund III entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  The secured borrowing was recognized pro rata between us, VRM II and Fund III for the amount each entity has funded for the loan.  During May 2007, the secured borrowings were paid in full.  As of December 31, 2007, we did not have any funds used under Inter-creditor Agreements as compared to approximately $310,000 used under Inter-creditor Agreements as of December 31, 2006.

NOTE K — NOTE PAYABLE

In May 2007, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 7.25%.  The agreement required a down payment of $34,000 and nine monthly payments of $21,000 beginning on May 27, 2007.  During August 2007, the note was paid in full.

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, Financial Accounting Standards Board (“FASB”) issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  In addition to the amendments to ARB 51, this Statement amends FAS 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  FAS 160 will be effective for us beginning January 1, 2009.  We are evaluating FAS 160 and have not yet determined the impact the adoption will have on our consolidated financial statements, but it is not expected to be significant.

In December 2007, the FASB issued FAS 141R, Business Combinations.  This Statement replaces FAS No. 141.  FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are evaluating FAS 141 Rand have not yet determined the impact the adoption will have on our consolidated financial statements, but it is not expected to be significant.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  FAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.  The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings.  The effective date for FAS 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  We are evaluating FAS 159 and have not yet determined the impact the adoption will have on our consolidated financial statements, but it is not expected to be significant.

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

In the Order, the Commission found that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in Fund III and in Fund II, the predecessor to VRM II.  The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expired in March 2007.  In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities.  We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

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

On March 6, 2006, Desert Land amended the state court complaint to name us.  Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendantshave made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.  The state court complaint further alleges that Desert Land is entitled to void such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.  Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the action, and Mr. Shustek has guaranteed the indemnification.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007 the court approved the resolution agreement which provides that the proceeds of the foreclosure sale will be allocated in part to VRM II, Vestin Mortgage and us and in part to fund the trusts statutory minimum balances.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  The outcome of this auction cannot be determined at this time.

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

NOTE P — SUBSEQUENT EVENT

On January 16, 2008, 2008, the board of directors declared a monthly cash dividend of $0.041 per share for the month of January 2008, that will be paid on February 28, 2008, to the stockholders of record as of February 8, 2008.

On February 5, 2008, we, VRM II and Fund III foreclosed upon Pirates Lake, Ltd. and classified it as real estate held for sale.

On February 21, 2008, our board of directors declared a cash dividend of $0.041 per common share for the month of February 2008, payable on March 28, 2008 to stockholders of record as of March 7, 2008.  In addition, our board of directors authorized the repurchase of up to $5 million worth of the company’s common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.

On March 7, 2008, we, VRM II and Fund III foreclosed upon Forest Development LLC and classified it as real estate held for sale.

NOTE Q — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following schedule is a selected quarterly financial data for the year ended December 31, 2007 and the twelve months ended December 31, 2006:

	For the Year Ended December 31, 2007

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Total revenues	$1,287,000	$1,475,000	$1,020,000	$1,075,000	$4,857,000
Total operating expenses	331,000	435,000	893,000	1,551,000	3,210,000
Total non-operating income	51,000	93,000	145,000	151,000	440,000
Total income (loss) from real estate held for sale	35,000	(399,000)	(167,000)	1,254,000	723,000

Income before provision for income taxes	1,042,000	734,000	105,000	929,000	2,810,000

Provision for income taxes	--	--	--	--	--

NET INCOME	$1,042,000	$734,000	$105,000	$929,000	$2,810,000

Basic and diluted earnings per weighted average common share	$0.15	$0.11	$0.02	$0.14	$0.41

Dividends declared per common share	$0.15	$0.14	$0.14	$0.15	$0.58

Weighted average common shares	6,870,361	6,871,260	6,872,140	6,872,889	6,871,671

Weighted average term of outstanding loans, including extensions	19 months	20 months	20 months	19 months	19 months

	For the 12 Months Ended December 31, 2006

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Total revenues	$1,125,000	$992,000	$1,244,000	$1,254,000	$4,615,000
Total operating expenses	3,440,000	279,000	390,000	487,000	4,596,000
Total non-operating income	39,000	105,000	106,000	98,000	348,000
Total income (loss) from real estate held for sale	(16,000)	(1,000)	40,000	197,000	220,000

Income (loss) before provision for income taxes	(2,292,000)	817,000	1,000,000	1,062,000	587,000

Provision for income taxes	$--	$--	$15,000	$(15,000)	$--

NET INCOME (LOSS)	$(2,292,000)	$817,000	$985,000	$1,077,000	$587,000

Basic and diluted earnings (loss) per weighted average share / membership unit	$(0.33)	$0.12	0.14	0.16	0.09

Dividends declared per common share / cash distributions per membership unit	$0.16	$0.10	0.08	0.30	0.64

Weighted average common shares / membership units	6,925,788	6,867,957	6,868,907	6,869,357	6,882,809

Weighted average term of outstanding loans, including extensions	20 months	20 months	20 months	19 months	19 months

SUPPLEMENTARY INFORMATION

Schedule I
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOAN ROLL FORWARD

Balance, June 30, 2005 *	$67,148,000

Additions during the period
New real estate loans and additions	17,009,000
Real estate loans bought	5,923,000
Deductions during the period
Collections of principal and reductions	20,495,000
Foreclosed loans (Real estate held for sale)	--
Real estate loans sold	7,937,000

Net Change in 2005	(5,500,000)

Balance, December 31, 2005 *	$61,648,000

Additions during the period
New real estate loans and additions	37,898,000
Real estate loans bought	575,000
Deductions during the period
Collections of principal and reductions	34,247,000
Foreclosed loans (Real estate held for sale)	3,702,000
Real estate loans sold	1,475,000

Net Change in 2006	(951,000)

Balance, December 31, 2006 *	$60,697,000

Additions during the period
New real estate loans and additions	15,015,000
Real estate loans bought	4,434,000
Deductions during the period
Collections of principal and reductions	26,416,000
Foreclosed loans (Real estate held for sale)	--
Real estate loans sold	--

Net Change in 2007	(6,967,000)

Balance, December 31, 2007	$53,730,000

*  Includes loans related to real estate held for sale – seller financed.

Schedule II
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY TYPE OF PROPERTY

As of December 31, 2007:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Acquisition and Development	12%-13.75%	$11,270,000	$2,750,000	07/07-08/07	$2,750,000
Commercial	9%-14%	$188,455,000	$31,926,000	03/04-12/08	$10,544,000
Construction	10.5%-12.5%	$58,006,000	$1,950,000	10/06-07/08	$631,000
Land	10.5%-14%	$110,250,000	$17,104,000	06/07-12/09	$3,000,000
		$367,981,000	$53,730,000		$16,925,000

As of December 31, 2006:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Acquisition and Development	12%-13%	$18,932,000	$2,788,000	01/07-07/07	$--
Commercial	5%-14%	$182,715,000	$36,072,000	03/04-12/07	$10,544,000
Construction	10%-12%	$100,466,000	$5,994,000	10/06-11/07	$631,000
Land	10%-13%	$77,750,000	$15,843,000	03/07-12/07	$1,500,000
		$379,863,000	$60,697,000		$12,675,000

Schedule III
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY LIEN POSITION

As of December 31, 2007:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$366,981,000	9% - 14%	$53,430,000	03/04 - 12/09	$16,925,000
2nd	$1,000,000	10.50%	$300,000	06/08	$--
	$367,981,000		$53,730,000		$16,925,000

As of December 31, 2006:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$371,201,000	5% - 14%	$60,359,000	03/04 - 12/07	$12,675,000
2nd	$8,662,000	10.5% - 13%	$338,000	07/07 - 12/07	$--
	$379,863,000		$60,697,000		$12,675,000

*  Includes loans related to real estate held for sale – seller financed.

Schedule IV
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2007:
Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	14.0%	03/31/04	Fixed Interest only, Balloon Payment $9,307,000	1st	$26,598,000	$9,307,000	$9,307,000
Commercial	10.5%	07/12/08	Fixed Interest only, Balloon Payment $3,000,000	1st	$25,370,000	$3,000,000	$--
Commercial	12.0%	03/31/08	Fixed Interest only, Balloon Payment $2,819,000	1st	$19,800,000	$2,819,000	$--
Commercial	10.0%	02/29/08	Fixed Interest only, Balloon Payment $3,000,000	1st	$16,000,000	$3,000,000	$--
Commercial	11.5%	04/05/08	Fixed Interest only, Balloon Payment $2,344,000	1st	$15,026,000	$2,344,000	$--
Commercial	10.5%	06/14/08	Fixed Interest only, Balloon Payment $2,750,000	1st	$8,747,000	$2,750,000	$--
Commercial	12.0%	12/05/08	Fixed Interest only, Balloon Payment $4,434,000	1st	$6,000,000	$4,434,000	$--
Land	11.0%	06/30/08	Variable Interest only, Balloon Payment $2,000,000	1st	$17,980,000	$2,000,000	$--
Land	11.5%	12/11/09	Fixed Interest only, Balloon Payment $3,000,000	1st	$17,171,000	$3,000,000	$--
Land	14.0%	01/27/08	Fixed Interest only, Balloon Payment $3,414,000	1st	$16,852,000	$3,414,000	$--
Land	13.0%	06/30/07	Fixed Interest only, Balloon Payment $3,000,000	1st	$8,500,000	$3,000,000	$3,000,000
Land	13.0%	02/10/08	Fixed Interest only, Balloon Payment $1,986,000	1st	$8,500,000	$1,986,000	$--
					$186,544,000	$41,054,000	$12,307,000

As of December 31, 2006: *
Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	14.0%	03/31/04	Fixed Interest only, Balloon Payment $9,307,000	1st	$34,000,000	$9,307,000	$9,307,000
Commercial	5.0%	09/21/07	Fixed Interest and Principal, Balloon Payment $7,532,000	1st	$15,334,000	$7,532,000	$--
Commercial	9.0%	03/31/07	Fixed Interest only, Balloon Payment $3,246,000	1st	$24,500,000	$3,246,000	$--
Commercial	10.0%	06/30/07	Fixed Interest only, Balloon Payment $3,000,000	1st	$16,000,000	$3,000,000	$--
Commercial	9.0%	07/12/07	Fixed Interest only, Balloon Payment $3,000,000	1st	$23,900,000	$3,000,000	$--
Commercial	10.5%	12/14/07	Fixed Interest only, Balloon Payment $2,750,000	1st	$8,750,000	$2,750,000	$--
Commercial	11.5%	10/05/07	Fixed Interest only, Balloon Payment $2,500,000	1st	$18,000,000	$2,500,000	$--
Construction	12.0%	05/16/07	Fixed Interest only, Balloon Payment $3,032,000	1st	$26,000,000	$3,032,000	$--
Land	13.0%	07/28/07	Fixed Interest only, Balloon Payment $3,414,000	1st	$15,000,000	$3,414,000	$--
Land	12.0%	04/11/07	Fixed Interest only, Balloon Payment $3,200,000	1st	$8,400,000	$3,200,000	$--
Land	13.0%	06/30/07	Fixed Interest only, Balloon Payment $3,000,000	1st	$10,000,000	$3,000,000	$--
Land	10.0%	12/30/07	Variable Interest only, Balloon Payment $2,000,000	1st	$18,000,000	$2,000,000	$--
Land	13.0%	08/10/07	Fixed Interest only, Balloon Payment $1,986,000	1st	$8,500,000	$1,986,000	$--
					226,384,000	$47,967,000	$9,307,000

*  Includes loans related to real estate held for sale – seller financed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of December 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under theExchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2007 have been audited by Moore Stephens Wurth Frazer and Torbet, LLP, our independent registered public accounting firm, as stated in its report, which appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

Our management has not identified any changes in our internal controls over financial reporting during the Quarter ended December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vestin Realty Mortgage I, Inc.

We have audited Vestin Realty Mortgage I, Inc’s., (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Vestin Realty Mortgage I’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Realty Mortgage I, Inc., as of December 31, 2007 and 2006, and the related consolidated statements of income, equity and other comprehensive income (loss) and its cash flows for the year ended December 31, 2007, the twelve months ended December 31, 2006, the six months ended December 31, 2005, and the nine month transition period ended June 30, 2005 and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
March 13, 2008

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.                     OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day to day basis by Vestin Mortgage, a privately held company wholly owned by Vestin Group.

Directors and Executive Officers

The following table sets forth the names, ages as of December 31, 2007 and positions of the individuals who serve as our directors and executive officers:

Name	Age	Title

Michael V. Shustek	49	President, Chief Executive Officer and Director
Rocio Revollo	46	Chief Financial Officer
John E. Dawson	50	Director
Robert J. Aalberts(1)(2)(3)	56	Director
Fredrick J. Zaffarese Leavitt(1)(2)(3)	37	Director
Roland M. Sansone(1)(2)(3)	52	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

On January 16, 2008, our independent directors resigned and elected the following individuals to serve as our new independent directors:

Name	Age	Title

Donovan Jacobs	51	Director
Kenneth A Seltzer (1)(2)(3)	55	Director
Robert L. Forbuss(1)(2)(3)	60	Director
Daryl C. Idler, Jr.(1)(2)(3)	63	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

The following table sets forth the names, ages as of January 31, 2008 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates:

Name	Age	Title

Michael V. Shustek	49	President, Chief Executive Officer and Chairman
Rocio Revollo	46	Chief Financial Officer
James M. Townsend	38	Chief Operating Officer of Vestin Group
Michael J. Whiteaker	58	Vice President of Regulatory Affairs of Vestin Group
Daniel B. Stubbs	46	Senior Vice President of Vestin Group
Edwin H. Bentzen IV	31	Corporate Controller of Vestin Group

Directors, Executive Officers and certain significant employees of Vestin Realty Mortgage I, Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates

Michael V. Shustek has been a director of our manager and Chairman of the board of directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a Director and CEO of us and Vestin Realty Mortgage II, Inc. (“VRM II”) since January 2006.  In February 2004, Mr. Shustek became the President of Vestin Group.  Mr. Shustek also serves on the loan committee of our manager and its affiliates.  In 2003, Mr. Shustek became the Chief Executive Officer of our manager.  In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990.  In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures.  In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio.

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  See Note N Legal Matters Involving The Manager in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal matters involving our manager and Mr. Shustek.

Rocio Revollo was appointed as our Chief Financial Officer on March 21, 2007.  In addition, Ms. Revollo was appointed the CFO of VRM II and Vestin Group on March 21, 2007.  Prior to being appointed as the CFO of us, VRM II and Vestin Group, Ms. Revollo served as the Corporate Controller of Vestin Group since June 2005.  Ms. Revollo previously served as Corporate Controller for Sobel Westex from January 2002 through May 2005.  From April 1999 to December 2001, Ms. Revollo was a financial consultant for Re:Source Connections.  Ms. Revollo is a Certified Public Accountant and worked for the accounting firm of KPMG LLP.  She received a Bachelor of Business Administration degree in Accounting and a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

James M. Townsend has served as the Chief Operating Officer of Vestin Group since January 2007.  Mr. Townsend has over 15 years of experience in the securities industry.  From February 2004 to September 2006, Mr. Townsend was the National Sales Manager of Samco Financial Services, Inc.  From November 2003 to February 2004, Mr. Townsend was employed by Vestin Group as Manager of the Wholesale Division.  From September 2002 to October of 2003, Mr. Townsend was National Sales Manager of Samco Financial Services, Inc.  From February 1997 to July 2002, Mr. Townsend was employed by Donald & Co. Securities, Inc., as both a Sales Manager and the National Sales Manager.  Mr. Townsend received a Bachelor of Science degree in Business Administration from The University of Texas at Dallas.

Michael J. Whiteaker has been Vice President of Regulatory Affairs of our manager and Vestin Group since May 1999.  Mr. Whiteaker is experienced in the banking and finance regulatory fields, having served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada.  Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans.  From 1973 to 1982, Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.  Mr. Whiteaker haspreviously served on the Nevada Association of Mortgage Brokers, Legislative Committee and is a past member of the State of Nevada, Mortgage Advisory Council. He currently is a director of the Private Lenders Group, an organization devoted to creating and maintaining the highest professional standards possible among licensed Nevada Mortgage brokers.

Daniel B. Stubbs has been the Senior Vice President of Underwriting and Secretary of our manager since January 2000.  Mr. Stubbs heads the loan department for our manager and its affiliates and is responsible for reviewing loan requests and performs due diligence necessary for risk analysis in connection with the underwriting process.  In addition, Mr. Stubbs serves on the loan committee and acts as liaison for our manager and its affiliates with the various commercial loan participants.  Mr. Stubbs has 15 years experience in the title insurance industry and has received a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

Edwin H. Bentzen IV has been the Corporate Controller of Vestin Group since April 2007.  Prior to being Corporate Controller of Vestin Group, Mr. Bentzen served as a Financial Reporting Analyst for Vestin Group since January 2006.  Mr. Bentzen served at Ameristar Casinos Inc. as Senior Internal Auditor from June 2005 through January 2006 and an Internal Auditor from June 2003 to June 2005.  Prior to June 2003, Mr. Bentzen was engaged in public tax accounting at a local firm in Las Vegas.  Mr. Bentzen is a Certified Internal Auditor and received a Masters of Science in Accountancy and a Bachelor of Science degree in Hotel Administration, with an emphasis in gaming, from the University of Nevada, Las Vegas.

Unaffiliated Directors of Vestin Realty Mortgage I

The principal occupation and business experience for the individuals who served as independent and unaffiliated directors of Vestin Realty Mortgage I during 2007 are as follows:

Robert J. Aalberts was a director of Vestin Group from April 1999 to December 2005, and was a director of us from January 2006 to January 2008.  He has been a director of VRM II since January 2006.  Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship in the College of Business at the University of Nevada, Las Vegas.  From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana.  From 1982 through 1984, he served as an attorney for Gulf Oil Company.  Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; including Real Estate Law (7th Ed. (2009) 6th Ed. (2006)) published by the Thomson/West Company.  He is also the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law.  Since 1992, Professor Aalberts has been the Editor-in-chief of the Real Estate Law Journal.  Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and received a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota.  He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).

Fredrick J. Zaffarese Leavitt was a director for Vestin Group from November 2004 to December 2005, and was a director of us from January 2006 to January 2008.  He has been a director of VRM II since January 2006.  Since August of 1993 Mr. Zaffarese Leavitt has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review.  Additionally, Mr. Zaffarese Leavitt sits on various audit committees involving the utility industry.  Mr. Zaffarese Leavitt is a CPA and a graduate of University of Nevada Las Vegas.

Roland M. Sansone was a director for Vestin Group from December 2004 to December 2005, and was a director of us from January 2006 to January 2008.  He has been a director of VRM II since January 2006.  In additions, has served as President of Sansone Development, Inc. since 2002.  Sansone Development, Inc. is a real estate development company.  Mr. Sansone has been self-employed as a Manager and developer of real estate since 1980.  Mr. Sansone is currently the president of several companies that develop, own and manage commercial and residential property.  Mr. Sansone attended Mt. San Antonio College.

John E. Dawson was previously a director of Vestin Group from March 2000 to December 2005, and was a director of us from March 2007 to January 2008.  He has been a director of VRM II since January 2006.  Since 2005 Mr. Dawson has been a partner of the Las Vegas law firm of Lionel Sawyer & Collins.   Previous to that, from 1995 to 2005, Mr. Dawson was a partner at the law firm of Marquis & Aurbach.  Mr. Dawson received his Bachelor’s Degree from Weber State and his Juris Doctor from Brigham Young University.  Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego in 1993.  Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

On January 16, 2008, the following series of events occurred:  Roland M. Sansone resigned from the board of directors (the “Board”) of Vestin Realty Mortgage I, Inc. (the “Company”) and the remaining directors appointed Robert L. Forbuss to fill the resulting vacancy.  John E. Dawson resigned from the Board and the remaining directors appointed Donovan J. Jacobs to fill the resulting vacancy.  Robert J. Aalberts resigned from the Board and the remaining directors appointed Daryl C. Idler, Jr. to fill the resulting vacancy.  Fredrick J. Zaffarese Leavitt resigned from the Board and the remaining directors appointed Kenneth A. Seltzer to fill the resulting vacancy.  Each of the resigning directors indicated that they are also directors of Vestin Realty Mortgage II, Inc. (“VRTB”) and that they were resigning in order to eliminate any potential conflict between their duties to the Company and their duties to VRTB.  There are no known disagreements between the Company and the resigning directors on any matter relating to the Company’s operations, policies or practices.

On January 16, 2008, the Board determined that each Mr. Forbuss, Mr. Seltzer, and Mr. Idler are “independent” pursuant to the independence standards for directors set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 and NASDAQ Rule 4200(a)(15).  The Board also determined that Mr. Seltzer meets the audit committee financial expert requirements of NASDAQ Marketplace Rule 4350(d)(2)(A).

As of January 16, 2008, the Board constituted the following committees:

Audit Committee
Kenneth A Seltzer (Chairman)
Robert L. Forbuss
Daryl C. Idler, Jr.

Compensation Committee
Robert L. Forbuss (Chairman)
Kenneth A. Seltzer
Daryl C. Idler, Jr.

Nominating Committee
Daryl C. Idler, Jr. (Chairman)
Kenneth A. Seltzer
Robert L. Forbuss

The principal occupation and business experience for the newly appointed independent and unaffiliated directors of Vestin Realty Mortgage I is as follows:

Kenneth A. Seltzer is the president of the accounting firm of Kenneth A. Seltzer, CPA A.P.C. since 1993. His firm specializes in compilations and reviews for small and medium size businesses as well as federal and state tax reporting.  In addition, his firm has performed accounting engagements for bankruptcy cases in the State of Nevada.  Mr. Seltzer is a CPA in the State of Nevada and a graduate of California State University, Northridge.

Robert L. Forbuss has been the President of Strategic Alliances, a business and government affairs consulting organization since February 1999. From March 1998 through February 1999, he was the President of Medical Transportation of America. From February 1997 to March 1998, Mr. Forbuss was the Chief Executive Officer of the Southwest Division of American Medical Response.  From March 1994 to February 1997, he was Senior Vice President of Laidlaw Medical Transportation, which had acquired Mercy Medical Services, Inc., a company that Mr. Forbuss founded, owned and managed for 22 years.  The latter four companies are all in the business of providing emergency ambulance and transportation services.  Mr. Forbuss was previously a director of Vestin Group from March 2000 to November 2003.  Mr. Forbuss received his Bachelor of Arts in Public Administration and Political Science from the University of California at Long Beach.

Daryl C. Idler, Jr. has been President and Managing General Partner of Premier Golf Properties, LP, dba Cottonwood Golf Club in Rancho San Diego, California, since 2002.  From 2000 to 2002, Mr. Idler was Executive Vice President and General Counsel to Global Axcess Corp. (GAXC). From 1973 to 2000, Mr. Idler practiced corporate and real estate law in California.  Mr. Idler received his Bachelor’s Degree from the University of Redlands, California and his Juris Doctor from the University of San Diego School of Law.  Mr. Idler has been an active member of the California Bar since 1973.  Mr. Idler is a member of the board of directors of Sonshine Haven in El Cajon, California. In addition, Mr. Idler sits on the Board of Trustees and Board of Administration for Skyline Wesleyan Church in La Mesa, California.  Mr. Idler served in the United States Navy Reserve from 1966 to 1973, with active service from 1967 to 1969.

Donovan J. Jacobs was an employee of Vestin Group from 2000 to 2004 and from September 2005 to October 2006.  At Vestin Group, he was responsible for opening and managing three Vestin Mortgage’s branch offices.  Since 1992, Mr. Jacobs has been practicing law in San Diego, California where he represents police officers in both administrative and civil actions.  Mr. Jacobs is a retired San Diego Police Officer, where he served for 13 years.  Mr. Jacobs holds a lifetime teaching credential from the State of California and has taught law and police science at Miramar College, Southwestern College and Central Texas College.  Mr. Jacobs has authored two books on narcotics investigations, Street Crime Investigations and Street Cop.  Mr. Jacobs received his Bachelor’s Degree from San Diego State and his Juris Doctor from Thomas Jefferson School of Law.  Mr. Jacobs was admitted to the California Bar in 1992.

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of five directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Seltzer, and his term will expire at the 2010 annual meeting of stockholders;

•	The class II directors are Messrs, Jacobs and Forbuss, and their terms will expire at the 2008 annual meeting of stockholders; and

•	The class III directors are Messrs, Idler and Shustek, and their terms will expire at the 2009 annual meeting of stockholders.

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

During the year ended December 31, 2007, the Board held 18 meetings.  Each previous director attended at least 75% of the aggregate of all Board and applicable standing committee meetings.  Directors are encouraged to attend annual meetings of our stockholders.  At the last annual meeting of stockholders, 3 of the 5 then-current directors attended.

Board Committees

Our board of directors has appointed an audit committee, a nominating committee and a compensation committee.  There are no family relationships among any of our directors or executive officers.

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Seltzer (chair), Mr. Forbuss and Mr. Idler, met in March 2008 in connection with the audit of our 2007 financial statements, and the previous audit committee members held a total of four meetings in fiscal 2007. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Our independent auditors and internal financial personnel regularly meet privately with our audit committee and have unrestricted access to this committee.  Our Audit Committee currently consists of Mr. Seltzer, Mr. Idler and Mr. Forbuss.  Our board of directors has determined that each of these directors meet the independence standards for audit committee members and that Mr. Seltzer meets the financial expertise requirements set forth in Section 407 of the Sarbanes Oxley Act of 2002.

Nominating Committee – Our Nominating Committee’s was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2007, the Nominating Committee, consisting of Mr. Sansone (chair), Mr. Zaffarese Leavitt and Mr. Aalberts, held one meeting.  Our nominating committee currently consists of Mr. Forbuss, Mr. Seltzer and Mr. Idler, Jr (chair).

The Nominating Committee operates under a charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx   Responsibilities of the Nominating Committee include, among other things:

•	Evaluating the composition, size, operations and governance of our board of directors and making recommendations regarding future planning and the appointment of directors;

•	Evaluating the independence of our directors and candidates for election to the Board; and

•	Evaluating and recommending candidates for election to our board of directors.

In evaluating candidates, the Nominating Committee will consider an individual’s business and professional experience, the potential contributions they could make to our Board and their familiarity with our business.  The Nominating Committee will consider candidates recommended by our directors, members of our management team and third parties.  The Nominating Committee will also consider candidates suggested by our stockholders.  We do not have a formal process established for this purpose.  Stockholders are encouraged to contact the Chair of the Nominating Committee if they wish the Committee to consider a proposed candidate.  Stockholders should submit the names of any candidates in writing, together with background information about the candidate, and send the materials to the attention of Mr. Idler at the following address: 6149 South Rainbow Boulevard, Las Vegas, NV 89118.  Stockholders wishing to directly nominate candidates for election to the Board must provide timely notice in accordance with the requirements of our Bylaws, between the 150th and 120th days prior to the anniversary of the date of mailing of the notice for the preceding year’s annual meeting of stockholders.

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager, Vestin Mortgage, Inc.; and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2007 the Compensation Committee, consisting of Mr. Aalberts, Mr. Zaffarese Leavitt and Mr. Sansone, held one meeting.  Our compensation committee currently consists of Mr. Idler, Mr. Seltzer and Mr. Forbuss (chair).  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

Our board of directors may establish other committees to facilitate the management of our business.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees of our manager.  The Code of Business Conduct and Ethics may be found on our web site at http://www.vestinrealtymortgage1.com/VRT_About/GovernanceDocuments.aspx.

ITEM 11.                      EXECUTIVE COMPENSATION

We do not pay any compensation to our executive officers.  We pay a management fee of up to 0.25% of the amounts raised by us and Fund I through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2007, we paid our manager $277,000 for its management services, which represented less than 10% of the revenues received by our manager and its affiliates in 2007.

Our independent directors receive $500 for each board meeting and committee meeting they attend, whether in person or by phone, and are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of January 31, 2008, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 6,873,803 shares of our common stock as of January 31, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Vestin Reality Mortgage II, Inc. 6149 South Rainbow Boulevard Las Vegas, NV 89118	Sole voting and dispositive power of 533,675 shares	7.76%

The following table sets forth the total number and percentage of our common stock beneficially owned as of January 31, 2008, by:

•	Each director;

•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 6,873,803 shares of our total outstanding common stock as of January 31, 2008.

	Common Shares Beneficially Owned
Beneficial Owner	Number	Percent

Michael V. Shustek(1)	188,741	2.75%
Rocio Revollo	--	--
James M. Townsend (2) (5)	7,344	**
John E. Dawson (3) (4) (5)	3,200	**
Robert J. Aalberts (4) (5)	440	**
Frederick J. Zaffarese Leavitt (4)	--	--
Roland M. Sansone (4)	--	--
Donovan Jacobs (4)	--	--
Kenneth A Seltzer (4)	--	--
Robert L. Forbuss (4)	--	--
Daryl C. Idler, Jr. (4)	--	--
All directors and executive officers as a group	199,725	2.91%

**  Less than one percent of our total outstanding common stock.

(1)
Includes 100,000 share held by our manager and 88,741 shares held by Michael Shustek.  Mr. Shustek is the Chairman, President and Chief Executive Officer of Vestin Mortgage and indirectly owns all of the capital stock of our manager through Vestin Group.  Mr. Shustek has sole voting and investment power in all these shares.

(2)	Mr. Townsend became an officer of Vestin Group in January 2007.

(3)	Shares are held by the 12557 Limited Partnership, which Mr. Dawson is the controlling general partner.

(4)	Messrs Dawson, Aalberts, Zaffarese Leavitt, and Sansone resigned as directors on January 16, 2008 and were replaced by Messrs Jacobs, Seltzer, Forbuss and Idler.

(5)
Except as otherwise indicated, and subject to applicable community property and similar laws, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Please refer to Note H Related Party Transactions in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2007 and the twelve months ended December 31, 2006, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

	December 31, 2007	December 31, 2006
Audit Fees	$256,000	$379,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Our Audit Committee has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Moore Stephens’ independence.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services.  All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee.  The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation.  All services performed by our independent auditors under engagements entered into from May 6, 2003 to May 1, 2006, were approved by the Audit Committee of Vestin Group, all services performed after May 1, 2006, were approved by our Audit Committee, pursuant to our pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities Exchange Act of 1934, Section 10A(i)(1)(B), on pre-approval.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Report:

(a) 1.  Financial Statements

The list of the financial statements contained herein are contained in Part II, Item 8 Financial Statements and Supplementary Data on this Annual Report on Form 10-K, which is hereby incorporated by reference.

(a) 2.  Financial Statement Schedules

The list of the financial statements schedules contained herein are contained in Part II, Item 8 Financial Statements and Supplementary Data on this Annual Report on Form 10-K, which is hereby incorporated by reference.

(a) 3.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347).
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 13, 2008
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer and Director	March 13, 2008
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ Donovan J. Jacobs	Director	March 13, 2008
Donovan J. Jacobs

/s/ Kenneth A. Seltzer	Director	March 13, 2008
Kenneth A. Seltzer

/s/ Robert L. Forbuss	Director	March 13, 2008
Robert L. Forbuss

/s/ Daryl C. Idler, Jr.	Director	March 13, 2008
Daryl C. Idler, Jr.