Form 10-Q
period 2008-09-30
Vestin Realty Mortgage I, Inc.
filed 2008-11-10
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  [   ]    No   [X]

As of November 10, 2008, there were 6,875,066 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash	$9,013,000	$6,556,000
Investment in marketable securities - related party	876,000	2,195,000
Interest and other receivables	539,000	1,019,000
Notes receivable, net of allowance of $605,000 at September 30, 2008 and $684,000 at December 31, 2007	--	--
Real estate held for sale	5,979,000	3,505,000
Investment in real estate loans, net of allowance for loan losses of $10,120,000 at September 30, 2008 and $6,014,000 at December 31, 2007	32,147,000	47,716,000
Due from related parties	--	121,000
Other assets	125,000	99,000

Total assets	$48,679,000	$61,211,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$336,000	$581,000
Due to related parties	56,000	--
Notes payable	76,000	--
Dividend payable	--	412,000

Total liabilities	468,000	993,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 share issued and outstanding at September 30, 2008 and 6,873,416 shares issued and outstanding at December 31, 2007	1,000	1,000
Additional paid in capital	62,262,000	62,255,000
Accumulated deficit	(14,052,000)	(1,176,000)
Accumulated other comprehensive loss	--	(862,000)

Total stockholders' equity	48,211,000	60,218,000

Total liabilities and stockholders' equity	$48,679,000	$61,211,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007

Revenues
Interest income from investment in real estate loans	$394,000	$984,000	$2,350,000	$3,315,000
Recovery of allowance for doubtful notes receivable	41,000	23,000	43,000	281,000
Other income	1,000	13,000	405,000	186,000
Total revenues	436,000	1,020,000	2,798,000	3,782,000

Operating expenses
Management fees - related party	69,000	69,000	207,000	207,000
Provision for loan loss	2,014,000	183,000	5,644,000	183,000
Interest expense	2,000	2,000	3,000	15,000
Professional fees	332,000	431,000	623,000	775,000
Professional fees - related party	7,000	7,000	33,000	26,000
Provision for doubtful accounts related to receivable	--	86,000	--	86,000
Other	137,000	115,000	385,000	367,000
Total operating expenses	2,561,000	893,000	6,895,000	1,659,000

Income (loss) from operations	(2,125,000)	127,000	(4,097,000)	2,123,000

Non-operating income (loss)
Dividend income - related party	--	90,000	110,000	195,000
Interest income from banking institutions	35,000	55,000	85,000	94,000
Impairment of marketable securities - related party	(2,181,000)	--	(2,181,000)	--
Total other non-operating income (loss)	(2,146,000)	145,000	(1,986,000)	289,000

Income from real estate held for sale
Net loss on sale of real estate held for sale	(97,000)	--	(97,000)	--
Expenses related to real estate held for sale	(38,000)	(154,000)	(155,000)	(369,000)
Write down on real estate held for sale	(2,020,000)	(13,000)	(5,427,000)	(162,000)
Total loss from real estate held for sale	(2,155,000)	(167,000)	(5,679,000)	(531,000)

Income before provision for income taxes	(6,426,000)	105,000	(11,762,000)	1,881,000

Provision for income taxes	--	--	--	--

NET INCOME (LOSS)	$(6,426,000)	$105,000	$(11,762,000)	$1,881,000

Basic and diluted earnings per weighted average common share	$(0.93)	$0.02	$(1.71)	$0.27

Dividends declared per common share	$--	$0.14	$0.16	$0.43

Weighted average common shares	6,875,066	6,872,140	6,874,524	6,871,260

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at December 31, 2007	6,873,416	$1,000	$62,255,000	$(1,176,000)	$(862,000)	$60,218,000

Comprehensive Loss:

Net Loss				(11,762,000)		(11,762,000)

Recognition of Unrealized Loss on Marketable Securities – Related Party					862,000	862,000

Comprehensive Loss						(10,900,000)

Dividends Declared to Stockholders				(1,114,000)		(1,114,000)

Reinvestment of Dividends	1,650	--	7,000			7,000

Stockholders' Equity at September 30, 2008 (Unaudited)	6,875,066	$1,000	$62,262,000	$(14,052,000)	$--	$48,211,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	9/30/2008	9/30/2007

Cash flows from operating activities:
Net income (loss)	$(11,762,000)	$1,881,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts related to receivable	--	86,000
Write down on real estate held for sale	5,427,000	162,000
Loss on sale of real estate held for sale	97,000	--
Recovery of allowance for doubtful notes receivable	(43,000)	(281,000)
Provision for loan loss	5,644,000	183,000
Impairment of marketable securities - related party	2,181,000
Amortized interest income	(20,000)	(69,000)
Change in operating assets and liabilities:
Interest and other receivables	480,000	109,000
Due to/from related parties	177,000	21,000
Other assets	121,000	174,000
Accounts payable and accrued liabilities	(223,000)	590,000
Net cash provided by operating activities	2,079,000	2,856,000

Cash flows from investing activities:
Investments in real estate loans	(14,270,000)	(5,506,000)
Purchase of investments in real estate loans from:
VRM II	(500,000)	--
Third parties	--	(310,000)
Proceeds from loan payoffs	6,858,000	12,232,000
Sale of investments in real estate loans to:
VRM II	1,800,000	--
Third parties	7,650,000	--
Proceeds related to investment in real estate held for sale	62,000	--
	347,000	--
Legal expenses paid and applied against loan allowance	--	(138,000)
Proceeds from note receivable	43,000	297,000
Purchase of marketable securities - related party	--	(1,214,000)
Proceeds from maturities of certificates of deposit	--	150,000
Deposit liability	--	417,000
Net cash provided by investing activities	$1,990,000	$5,928,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For The Nine Months Ended
	9/30/2008	9/30/2007

Cash flows from financing activities:
Principal payments on notes payable	$(93,000)	$(210,000)
Proceeds from issuance of notes payable	--	2,000
Dividends paid to stockholders, net of reinvestments	(1,379,000)	(3,322,000)
Dividends paid to stockholders - related party	(140,000)	(289,000)
Net cash used in financing activities	(1,612,000)	(3,819,000)

NET CHANGE IN CASH	2,457,000	4,965,000

Cash, beginning of period	6,556,000	1,523,000

Cash, end of period	$9,013,000	$6,488,000

Supplemental disclosures of cash flows information:
Income taxes paid	$--	$--
Interest paid	$3,000	$15,000

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$36,000	$6,000
Dividend payable	$--	$323,000
Loan rewritten with same or similar collateral	$989,000	$5,281,000
Note payable relating to prepaid E & O insurance policy	$169,000	$186,000
Payoff of loans funded through secured borrowings	$--	$310,000
Real estate held for sale acquired through foreclosure	$8,407,000	$--
Reinvestment of dividends	$7,000	$16,000
Unearned revenue from loans rewritten with same or similar property as collateral	$--	$69,000
Prepaid amount applied to accounts payable	$22,000	$--
Recognition of unrealized loss on marketable securities – related party	$862,000	$--
Unrealized loss on marketable securities - related party	$--	$(287,000)

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

See review report of Independent Registered Public Accounting Firm.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K and our quarterly reports filed on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008.

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

Because we foreclose on non-performing loans with raw land or developments in progress, available financing for such properties is often limited and we frequently provide financing up to 100% of the selling price on these properties.  In addition, we may make additional loans to the buyer to continue development of a property.  Although sales agreements are consummated at closing, they lack adequate initial investment by the buyer to qualify as a sales transaction as defined in FAS 66.  These sales agreements are not recorded as a sale until the requirements of FAS 66 are met.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the market price as of September 30, 2008.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

We evaluate our available-for-sale investment for other-than-temporary impairment charges in accordance with Emerging Issues Task Force, or EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and it’s Application to Certain Investments.”  FAS 115 and EITF 03-1 require us to determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

According to the SEC Staff Accounting Bulletin, Topic 5: Miscellaneous Accounting, M - Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, there are numerous factors to be considered in such an evaluation and their relative significance will vary from case to case.  The following are a few examples of the factors which, individually or in combination, indicate that a decline is other than temporary and that a write down of the carrying value is required:

•	The length of the time and the extent to which the market value has been less than cost;

•
The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; or

•	The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Fair Value Disclosures

On January 1, 2008, we adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“FAS 159), but we did not make any fair value elections with respect to any of our eligible assets or liabilities as permitted under the provisions of FAS 159 as of September 30, 2008.  FAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”).  If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs.  The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.

See review report of Independent Registered Public Accounting Firm.

We chose not to elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for financial assets and liabilities transacted during the nine months ended September 30, 2008.  Therefore, the adoption of FAS 159 had no impact on our consolidated financial statements.

On January 1, 2008, we also adopted FAS No. 157, Fair Value Measurements, as required for financial assets and liabilities (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, a one-year deferral of FAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  We do not expect the adoption of FAS 157 as it pertains to non-financial assets and liabilities to have a material impact on our consolidated financial statements.

Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows.  FAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances.  The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 – Valuations based on quoted prices in active markets for identical instruments that the Company is able to access.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
Level 2 – Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, which utilize the Company’s estimates and assumptions.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 – Earnings per Share (“FAS 128”), by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three and nine months ended September 30, 2008 and 2007.  The following is a computation of the EPS data for the three and nine months ended September 30, 2008 and 2007:

See review report of Independent Registered Public Accounting Firm.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss) available to common stockholders	$(6,426,000)	$105,000	$(11,762,000)	$1,881,000

Weighted average number of common shares outstanding during the period	6,875,066	6,872,140	6,874,524	6,871,260

Basic and diluted earnings per weighted average common share	$(0.93)	$0.02	$(1.71)	$0.27

Common Stock Dividends

During the nine months ended September 30, 2008, cash dividends declared totaled approximately $0.16 per common share, representing ordinary income.  There were no dividends declared during the three months ended September 30, 2008.

During June 2008, our Board of Directors decided to temporarily suspend the payment of dividends.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our annual taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated.

Treasury Stock

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of September 30, 2008, we had not made any purchases of our shares of treasury stock through the repurchase program noted above.  These shares, if purchased, will be carried on our books at cost.

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

See review report of Independent Registered Public Accounting Firm.

Our taxable income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  The net income tax provision for the nine months ended September 30, 2008, was approximately zero.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits based on management review of these financial institutions.  As of September 30, 2008 and December 31, 2007, we had approximately $8.9 million and $6.4 million, respectively, in excess of the federally insured limits.

As of September 30, 2008, 23%, 22%, 21% and 18% of our loans were in Nevada, Hawaii, Arizona and Oregon, respectively, compared to 30%, 17%, 16% and 15%, at December 31, 2007, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2008, the aggregate amount of loans to our three largest borrowers represented approximately 33% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Hawaii and Oregon with first lien positions, interest rates between 12.0% and 14.0%, with an aggregate outstanding balance of approximately $13.7 million.  As of September 30, 2008, our three largest loans were considered non-performing.  At December 31, 2007, the aggregate amount of loans to our three largest borrowers represented approximately 32% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Hawaii, Nevada and Oregon with first lien positions, interest rates between 12.0% and 14.0%, with an aggregate outstanding balance of approximately $17.2 million.  The loans in Hawaii described above referred to the RightStar loans discussed in Note D – Investments in Real Estate Loans.  We have a significant concentration of credit risk with our largest borrowers.  Any additional defaults could have a material adverse effect on us.

As of September 30, 2008, four loans totaling approximately $9.0 million, representing approximately 21% of our portfolio’s total value, had a common guarantor, of these four loans; three loans totaling approximately $7.4 million were considered non-performing as of September 30, 2008.  As of November 7, 2008, the borrower is delinquent on the interest payment on the performing loan.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  As the economy weakens and credit has become more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

See review report of Independent Registered Public Accounting Firm.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2008, we had approximately $6.7 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $66.8 million.  These loans had interest reserves of approximately $6.1 million, of which our portion was approximately $0.8 million.  At December 31, 2007, we had approximately $13.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $108.1 million.  These loans had interest reserves of approximately $9.7 million, of which our portion was approximately $1.3 million.

As of September 30, 2008, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6.0% to 15.0%.  Revenue by product will fluctuate based upon relative balances during the period.

Loan Portfolio

Investments in real estate loans as of September 30, 2008, were as follows:

Loan Type	Number Of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and development	--	$--	--%	--%	--%
Commercial	15	29,990,000	12.48%	70.95%	63.28%
Construction	6	1,250,000	11.20%	2.96%	88.23%
Land	7	11,027,000	11.89%	26.09%	74.26%
	28	$42,267,000	12.29%	100.00%	67.44%

Investments in real estate loans as of December 31, 2007, were as follows:

Loan Type	Number Of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and development	3	$2,750,000	12.64%	5.12%	63.31%
Commercial	14	31,926,000	12.06%	59.42%	75.64%
Construction	8	1,950,000	11.49%	3.63%	72.38%
Land	9	17,104,000	12.52%	31.83%	61.29%
	34	$53,730,000	12.21%	100.00%	69.77%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2008 and December 31, 2007, was 11.89% and 11.68%, respectively.  Please see Non-Performing Loans and Asset Quality and Loan Reserves below for further information regarding performing and non-performing loans.

See review report of Independent Registered Public Accounting Firm.

Loan-to-value ratios are based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2008 and December 31, 2007:

Loan Type	Number of Loans	September 30, 2008 Balance *	Portfolio Percentage	Number of Loans	December 31, 2007 Balance *	Portfolio Percentage

First deeds of trust	23	$36,631,000	86.67%	33	$53,430,000	99.44%
Second deeds of trust	5	5,636,000	13.33%	1	300,000	0.56%
	28	$42,267,000	100.00%	34	$53,730,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2008:

Non-performing and past due loans (a)	$31,396,000
October 2008 - December 2008	1,030,000
January 2009 – March 2009	989,000
April 2009 - June 2009	1,200,000
July 2009 - September 2009	2,652,000
October 2009 - December 2009	3,174,000
Thereafter	1,826,000

Total	$42,267,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to September 30, 2008.

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2008 and December 31, 2007:

	September 30, 2008 Balance *	Portfolio Percentage	December 31, 2007 Balance *	Portfolio Percentage

Arizona	$8,717,000	20.62%	$8,344,000	15.53%
California	4,547,000	10.76%	3,750,000	6.98%
Hawaii	9,307,000	22.02%	9,307,000	17.32%
Nevada	9,737,000	23.03%	16,085,000	29.94%
New York	--	--%	2,819,000	5.25%
Oklahoma	1,237,000	2.93%	1,891,000	3.52%
Oregon	7,434,000	17.59%	8,134,000	15.14%
Texas	900,000	2.13%	3,000,000	5.58%
Washington	388,000	0.92%	400,000	0.74%
Total	$42,267,000	100.00%	$53,730,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

See review report of Independent Registered Public Accounting Firm.

	September 30, 2008 Balance (a)	December 31, 2007 Balance
Balance per loan portfolio	$42,267,000	$53,730,000
Less:
Allowance for loan losses (b)	(10,120,000)	(6,014,000)
Balance per consolidated balance sheet	$32,147,000	$47,716,000

(a)
We recognized an impairment cost of $118,000, which was applied to the loan balance, related to the restructuring of a loan, whereby the interest rate was reduced from 12% to 6% starting in May 2008.  In addition, we recognized an allowance for loan loss of approximately $2.2 million, of which our portion was approximately $0.4 million, related to this loan.

(b)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2008, we had 14 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $21.4 million, net of allowance for loan losses of approximately $9.3 million, which does not include the allowances of approximately $0.8 million relating to the decrease in the property value for performing loans as of September 30, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  At September 30, 2008, the following loans were non-performing:

•
RightStar, Inc. (Part I & Part II), are loans secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii with an outstanding balance of approximately $32.3 million of which our portion is approximately $9.3 million ($4.4 million for Part I and $4.9 million for Part II).  The lenders have commenced a judicial foreclosure on the loans, Part I and Part II.  As of September 30, 2008, based on our manager’s evaluation and updated appraisals , our manager has provided a specific allowance of approximately $14.4 million, of which our portion is approximately $4.7 million.

•
Monterrey Associates, L.P. is a non-performing loan, which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is approximately $1.2 million.  As of September 30, 2008, this loan has been considered non-performing for the last twenty-five months.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of legal actions commenced on our behalf with respect to other collateral securing the non-performing loan.  We are vigorously contesting their position; however, we cannot determine at this time the outcome of these legal proceedings.  As of September 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $2.8 million, of which our portion is approximately $0.8 million.

•
World Capital Durango Alpha, is a loan to provide financing for the development of 9.27 acres of land located in Las Vegas, NV with an outstanding balance of approximately $7.1 million of which our portion is $1.3 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of September 30, 2008, this loan has been considered non-performing for the last five months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  On October 29, 2008, the borrower filed for bankruptcy protection.  As of September 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of September 30, 2008.

See review report of Independent Registered Public Accounting Firm.

•
Peoria 180, LLC, is a loan, with a variable interest rate, to provide financing for the development of 171 acres located in Glendale, Arizona with an outstanding balance of $18.0 million of which our portion is approximately $2.0 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of September 30, 2008, this loan has been considered non-performing for the last five months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  On September 26, 2008, the borrower filed for bankruptcy protection.  As of September 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $9.9 million, of which our portion is approximately $1.1 million.

•
Redwood Place, LLC, is a loan that provided for the acquisition and conversion to condominiums of a 186-unit apartment complex located in Phoenix, Arizona.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $15.0 million, of which our portion is approximately $2.3 million.  The loan matured on April 5, 2008, and the borrower failed to either pay the loan or extend the term.  As of September 30, 2008, this loan has been considered non-performing for the last five months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  On August 27, 2008, the borrower filed for bankruptcy protection.  On September 30, 2008, we, VRM II, and Fund III reached a tentative settlement agreement with the borrower to foreclose upon the property.  The guarantors entered into a confession of judgment for an amount of $1.1 million and agreed to pay annual deficiency payments starting on September 30, 2009, monthly interest payments starting on November 1, 2008 and accrued property taxes due on or before November 28, 2008.  Foreclosure on the property is scheduled for February 2009.  As of September 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $4.7 million, of which our portion is approximately $0.7 million.

•
WCP Warm Springs Holdings 1, LLC, is a loan to provide financing for 10 acres of vacant land located in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $8.5 million, of which our portion is approximately $2.0 million.  As of September 30, 2008, this loan has been considered non-performing for the last four months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On October 29, 2008, the borrower filed for bankruptcy protection.  As of September 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $1.0 million, of which our portion is approximately $0.2 million.

•
Babuski, LLC, is a loan to provide financing for 9.23 acres of land in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $9.5 million, of which our portion is $1.5 million.  As of September 30, 2008, this loan has been considered non-performing for the last four months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On October 16, 2008, we, VRM II and Fund III entered into a forbearance agreement to postpone the foreclosure date on the property.  On November 5, 2008, the guarantor paid $250,000 for cost and interest due related to the loan.  Based on our manager’s evaluation and updated appraisals, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of September 30, 2008.

•
Bright Haven Builders, LLC, is a construction loan to provide financing for 10 single family residential lots (lots 74 and 169-177) located within Cherry Meadows Subdivision located in Yelm, WA.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $2.2 million, of which our portion is approximately $0.4 million.  As of September 30, 2008, this loan has been considered non-performing for the last four months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of September 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of $175,000, of which our portion is $31,000.

See review report of Independent Registered Public Accounting Firm.

•
South Bay Villas, LLC, is a construction loan to provide financing for a 48 unit condominium building which is part of the Desert Sands Condominiums Phase 2 located in Laughlin, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is $0.2 million.  As of September 30, 2008, this loan has been considered non-performing for the last four months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of September 30, 2008, based on our manager’s evaluation of completion costs for the project, our manager has provided a specific allowance of $500,000, of which our portion is $19,000.

•
Barger Road Cottages, LLC, is a commercial loan to provide financing for the Alpine Meadow Retirement Community, consisting of 23 cottage units with garages, community building and surplus land, located in Eugene, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is $4.4 million.  As of September 30, 2008, this loan has been considered non-performing for the last four months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  Based on our manager’s evaluation and updated appraisals, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of September 30, 2008.

•
Lohrey Investments, LLC, is a commercial loan to provide financing for income producing property located in Gilroy, CA.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $16.0 million, of which our portion is $3.0 million.  As of September 30, 2008, this loan has been considered non-performing for the last three months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  During October 2008, the tenant, which is a related party to the borrower, filed for bankruptcy protection.  As of September 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $7.2 million, of which our portion is approximately $1.4 million.

•
Cascadia Canyon, LLC, is a commercial loan to provide financing for 12.39 acres of land plus the SUMCO North Campus, SUMCO South Campus located in Salem, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $19.5 million, of which our portion is approximately $2.3 million.  As of September 30, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  Based on our manager’s evaluation and updated appraisals, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of September 30, 2008.

•
Silver Star Destinations, LLC, is a commercial loan to provide financing for three commercial retail properties, Sunriver Mall, Marcello Building and Chrome Pony comprising approximately 17.53 gross acres located in Sunriver, OR and commonly referred to as the Sunriver Mall.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $26.7 million, of which our portion is $0.7 million.  The loan matured on September 28, 2008, and the borrower failed to either pay the loan or extend the term.  As of September 30, 2008, this loan has been considered non-performing for the last month.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  As of September 30, 2008, based on our manager’s evaluation, updated appraisals and a letter of intent to purchase the note and deed of trust dated October 22, 2008, our manager has provided a specific allowance of approximately $13.9 million, of which our portion is approximately $0.4 million.  The purchase agreement of $13.0 million, which our portion would be approximately $0.3 million, is scheduled to close on or before December 19, 2008; however, there can be no assurance that the sale will be completed.

See review report of Independent Registered Public Accounting Firm.

The following schedule summarizes the non-performing loans as of September 30, 2008:

Loan Name	Balance at September 30, 2008	Allowance for Loan Loss *	Net Balance at September 30, 2008	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
RightStar, Inc. (Part I & Part II)	$9,307,000	$(4,678,000)	$4,629,000	3/31/2004	54	24% of Part I 35% of Part II
Monterrey Associates, L.P.	1,237,000	(786,000)	451,000	9/1/2006	25	28%
World Capital Durango Alpha (2)	1,300,000	--	1,300,000	5/16/2008	5	18%
Peoria 180, LLC	2,000,000	(1,108,000)	892,000	6/30/2008	5	11%
Redwood Place, LLC	2,344,000	(738,000)	1,606,000	4/5/2008	5	16%
WCP Warm Springs Holdings 1, LLC	1,986,000	(224,000)	1,762,000	5/10/2008	4	23%
Babuski, LLC	1,500,000	--	1,500,000	6/17/2008	4	16%
Bright Haven Builders, LLC	388,000	(31,000)	357,000	3/28/2008	4	18%
South Bay Villas, LLC	200,000	(19,000)	181,000	5/6/2008	4	4%
Barger Road Cottages, LLC	4,434,000	--	4,434,000	12/5/2008	4	74%
Lohrey Investments, LLC	3,000,000	(1,351,000)	1,649,000	10/29/2008	3	19%
Cascadia Canyon, LLC	2,300,000	--	2,300,000	2/12/2009	2	12%
Silver Star Destinations, LLC	700,000	(366,000)	334,000	9/28/2008	1	3%
	$30,696,000	$(9,301,000)	$21,395,000

*	Please refer to Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of September 30, 2008, we have provided specific reserves, related to 10 non-performing loans and 3 performing loans, of approximately $10.1 million.  Our manager evaluated the loans and, based on current estimates regarding the value of the remaining underlying collateral, believes that such collateral is sufficient to protect us against further losses of principal.  However, such estimates could be erroneous or the value of underlying real estate could decline.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

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

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2008.  Following the table is a discussion of the status of each identified loan and the reasons for the recording of additional reserves during the nine months ended September 30, 2008.

See review report of Independent Registered Public Accounting Firm.

Description	Balance at December 31, 2007	Specific Reserve Allocation	Transferred to REO	Balance at September 30, 2008
RightStar, Inc. (Part I & Part II)	$4,678,000	$--	$--	$4,678,000
Monterrey Associates, L.P.	673,000	113,000	--	786,000
Brawley CA 122, LLC	255,000	--	(255,000)	--
Peoria 180, LLC	183,000	925,000	--	1,108,000
Terravita, LLC (a)	225,000	--	--	225,000
V & M Homes at the Palms, Inc.	--	605,000	(605,000)	--
Redwood Place, LLC	--	738,000	--	738,000
2503 Panorama, LLC (a)	--	361,000	--	361,000
MRPE, LLC	--	584,000	(584,000)	--
VBP Partners, LLC (a)	--	233,000	--	233,000
Silver Star Destinations, LLC	--	366,000	--	366,000
WCP Warm Springs Holdings 1, LLC	--	224,000	--	224,000
Bright Haven Builders, LLC	--	31,000	--	31,000
Lohrey Investments, LLC	--	1,351,000	--	1,351,000
South Bay Villas, LLC	--	19,000	--	19,000
Total	$6,014,000	$5,550,000	$(1,444,000)	$10,120,000

(a)	As of September 30, 2008, these loans were considered performing.

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

See review report of Independent Registered Public Accounting Firm.

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

We have evaluated the estimated value of the underlying collateral and the expected cost and length of litigation.  Based on this estimate we have maintained our total specific reserve allowance for loss.  The reserve allowance includes approximately $0.5 million for estimated litigation fees and expenses that we have incurred in enforcing our rights against the underlying collateral, which were fully consumed as of December 31, 2007.  We will continue to evaluate our position in the RightStar loan as the situation progresses.  As of September 30, 2008, our specific reserve allowance on the RightStar loans totaled approximately $4.7 million.

Monterrey Associates, L.P. – As of September 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing commercial loan on a 248-unit apartment complex in Oklahoma City, OK, of approximately $2.8 million, of which our portion was approximately $0.8 million.  This specific reserve allowance was based on our manager’s evaluation and an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008, and our manager’s evaluation.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

Peoria 180, LLC – As of September 30, 2008, our manager has provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of approximately $9.9 million, of which our portion was approximately $1.1 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower’s financial condition, obtained by our manager during July 2008.  As of September 30, 2008, the loan was considered non-performing.  Our manager will continue to evaluate our position in the loan.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100 unit condominium/apartment project in North Las Vegas, NV, totaling approximately $0.7 million, of which our portion was approximately $0.2 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during January 2008.  During February 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which included a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $1.0 million.  The terms of the rewritten loan remain the same as those of the original loans and the loan was performing as required as of September 30, 2008.  Our manager will continue to evaluate our position in the loan.

Redwood Place, LLC – As of September 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan for the acquisition and conversion to condominiums of a 186-unit apartment complex located in Phoenix, Arizona, of approximately $4.7 million, of which our portion was approximately $0.7 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  Our manager will continue to evaluate our position in the loan.

2503 Panorama, LLC – As of September 30, 2008, our manager has provided a specific reserve allowance, related to a performing loan for a 5,700 square foot penthouse located on the 25th floor of Panorama Towers I in Las Vegas, NV, of approximately $2.2 million, of which our portion is approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  In addition, we recognized an impairment cost of $118,000, which was applied to the loan balance, related to the restructuring of the loan, whereby the interest rate was reduced from 12% to 6% starting in May 2008.  Our manager will continue to evaluate our position in the loan.

VBP, LLC – As of September 30, 2008, our manager has provided a specific reserve allowance, related to a performing loan for the development of 4.14 acres of land located in Las Vegas, NV, of approximately $2.8 million, of which our portion is approximately $0.2 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  Our manager will continue to evaluate our position in the loan.  As of November 7, 2008, the borrower is delinquent on an interest payment due on the loan.  The borrower is currently in negotiations to sell the property and has indicated that payment will be received upon completion of the sale; however, no assurance can be made that the sale will be completed.

Silver Star Destinations, LLC – As of September 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on three commercial retail properties, Sunriver Mall, Marcello Building and Chrome Pony comprising approximately 17.53 gross acres located in Sunriver, OR, of approximately $13.9 million, of which our portion is approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during September 2008 and a letter of intent to purchase the note and deed of trust dated October 22, 2008.  The purchase agreement of $13.0 million, of which our portion would be approximately $0.3 million, is scheduled to close on or before December 19, 2008; however, there can be no assurance that the sale will be completed.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

WCP Warm Springs Holdings 1, LLC – As of September 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on 10 acres of vacant land located in Las Vegas, NV, of approximately $1.0 million, of which our portion is approximately $0.2 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during September 2008.  Our manager will continue to evaluate our position in the loan.

Bright Haven Builders, LLC – As of September 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on 10 single family residential lots (lots 74 and 169-177) located within Cherry Meadows Subdivision located in Yelm, WA, of $175,000, of which our portion is $31,000.  This specific reserve allowance was based on our manager’s evaluation of the underlying collateral for this loan during September 2008.  Our manager will continue to evaluate our position in the loan.

Lohrey Investments, LLC – As of September 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on income producing property located in Gilroy, CA, of approximately $7.2 million, of which our portion is approximately $1.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during October 2008.  Our manager will continue to evaluate our position in the loan.

South Bay Villas, LLC – As of September 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on a 48 unit condominium building part of the Desert Sands Condominiums Phase 2 located in Laughlin, NV, of $500,000, of which our portion is $19,000.  This specific reserve allowance was based on completion costs of the property evaluated by our manager during September 2008.  Our manager will continue to evaluate our position in the loan.

As of September 30, 2008, our manager had granted extensions on 17 loans, totaling approximately $171.8 million of which our portion was approximately $18.6 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  Subsequent to their extension, 10 of the 17 loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at September 30, 2008 of approximately $130.8 million, of which our portion is approximately $16.6 million.

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

See review report of Independent Registered Public Accounting Firm.

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$9,534,000	$--	$9,534,000
Non-performing loans – related allowance	21,162,000	(9,301,000)	11,861,000
Subtotal nonperforming loans	30,696,000	(9,301,000)	21,395,000

Performing loans – no related allowance	8,956,000	--	8,956,000
Performing loans – related allowance	2,615,000	(819,000)	1,796,000
Subtotal performing loans	11,571,000	(819,000)	10,752,000

Total	$42,267,000	$(10,120,000)	$32,147,000

*	Please refer to Specific Reserve Allowances above.

	As of December 31, 2007
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$5,631,000	$--	$5,631,000
Non-performing loans – related allowance	11,294,000	(5,606,000)	5,688,000
Subtotal nonperforming loans	16,925,000	(5,606,000)	11,319,000

Performing loans – no related allowance	31,755,000	--	31,755,000
Performing loans – related allowance	5,050,000	(408,000)	4,642,000
Subtotal performing loans	36,805,000	(408,000)	36,397,000

Total	$53,730,000	$(6,014,000)	$47,716,000

Our manager evaluated our loans and, based on current estimates with respect to the value of the underlying collateral, believes that such collateral is sufficient to protect us against further losses of principal or interest.  However, such estimates could be erroneous or the value of the underlying real estate could decline.  Our manager will continue to evaluate our loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2008, we owned 225,134 shares of VRM II’s common stock, representing approximately 1.55% of their total outstanding common stock.

In accordance with FAS 115 and EITF 03-1, we have evaluated our investment in VRM II’s common stock and determined there is an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we have written down our investment to its fair value, as of September 30, 2008, to $3.89 per share totaling approximately $0.9 million dollars and recognizing an impairment of approximately $2.2 million.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

See review report of Independent Registered Public Accounting Firm.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2008, we held seven properties with a total carrying value of approximately $6.0 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  Set forth below is a roll-forward of investments in real estate held for sale during the nine months ended September 30, 2008, followed by a discussion of the basis for recording additional write-downs during the nine months ended September 30, 2008:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2007	Acquisitions	Write Downs	Cash Reductions	Net Cash Proceeds on Sales	Gain (Loss) on Sale of Real Estate	Balance at September 30, 2008

Rio Vista Nevada, LLC (1)	12/21/2006	12%	$3,505,000	$--	$(1,434,000)	$--	$--	$--	$2,071,000
Pirates Lake, LTD (2)	2/5/2008	35%	--	3,000,000	(2,288,000)	(62,000)	--	--	650,000
Forest Development, LLC (3)	3/7/2008	24%	--	631,000	(187,000)	--	(347,000)	(97,000)	--
Brawley CA 122, LLC (4)	5/1/2008	33%	--	495,000	(189,000)	--	--	--	306,000
V & M Homes at the Palms, Inc. (5)	7/15/2008	26%	--	395,000	--	--	--	--	395,000
MRPE, LLC (6)	8/11/2008	20%	--	2,830,000	(1,305,000)	--	--	--	1,525,000
Jeffrey's Court, LLC (7)	9/3/2008	20%	--	1,000,000	--	--	--	--	1,000,000
Cliff Shadows Properties, LLC (8)	9/8/2008	0.3%	--	56,000	(24,000)	--	--	--	32,000

			$3,505,000	$8,407,000	$(5,427,000)	$(62,000)	$(347,000)	$(97,000)	$5,979,000

(1)
Rio Vista Nevada, LLC – During December 2006, we, VRM II and Fund III acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the year ended December 31, 2007, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s evaluation and an updated appraisal obtained during July 2008, the property was written down approximately $11.5 million, of which our portion was approximately $1.4 million.

(2)
Pirates Lake, LTD – During February 2008, we, VRM II and Fund III acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in April 2008 and the current sales price, the property was written down approximately $6.5 million, of which our portion was approximately $2.3 million.  During June 2008, we received a deposit refund totaling $62,000.  The property is currently listed for sale at $2.0 million, which approximates the total book value, plus selling costs, for this property held by us, VRM II and Fund III.

(3)
Forest Development, LLC – During March 2008, we, VRM II and Fund III acquired through foreclosure proceedings two 4,000 square foot single family residences, together with the four remaining lots in a subdivision, located on Mt. Charleston, NV.  Our manager has evaluated the carrying value of the property and based on that evaluation the property was written down approximately $0.8 million, of which our portion was approximately $0.1 million.  During September 2008, we, VRM II and Fund III sold this property for approximately $1.4 million, of which our portion was approximately $0.3 million.  The sale resulted in a net loss of approximately $0.4 million, of which our portion was approximately $0.1 million.

(4)
Brawley CA 122, LLC – During May 2008, we, VRM II, and Fund III acquired through foreclosure proceedings a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in May 2008, the property was written down $0.6 million, of which our portion was approximately $0.2 million.

See review report of Independent Registered Public Accounting Firm.

(5)
V & M Homes at the Palms, Inc. – During July 2008, we, VRM II, and Fund III acquired through foreclosure proceedings an 80 acre parcel of land in Florence, AZ.  Our manager has evaluated the carrying value of the property and based on its estimate, no write down was deemed necessary as of September 30, 2008.

(6)
MRPE, LLC – During August 2008, we, VRM II, and Fund III acquired through foreclosure proceedings 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its estimate and current sales price, the property was written down approximately $6.5 million, of which our portion was approximately $1.3 million.  The property is currently listed for sale at approximately $8.3 million, which approximates the total book value, plus selling costs, for this property held by us, VRM II and Fund III.

(7)
Jeffrey's Court, LLC – During September 2008, we, VRM II, and Fund III acquired through foreclosure proceedings 4.92 acres of land to be developed into 119 condominium units in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on its estimate, no write down was deemed necessary as of September 30, 2008.  On October 30, 2008, our manager received a sales agreement to purchase the property for approximately $6.3 million, of which our portion would be approximately $1.2 million.  The sale is scheduled to close on December 8, 2008, where the buyer is to pay approximately $4.0 million down along with a one year note for the remaining $2.3 million.  There can be no assurance that the sale will be completed.

(8)
Cliff Shadows Properties, LLC – During September 2008, we, VRM II, and Fund III acquired through foreclosure proceedings a 106 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on their evaluation, the property was written down approximately $7.3 million, of which our portion was $24,000.

NOTE G — RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Management Agreement, such acquisitions and sales are made without any mark up or mark down.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three and nine months ended September 30, 2008 and 2007, were approximately $69,000 and $207,000, respectively for each period.

As of September 30, 2008, our manager owned 100,000 of our common shares.  For the three and nine months ended September 30, 2008, we declared $0 and $16,000, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.  For the three and nine months ended September 30, 2007, we declared $14,000 and $43,000, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

As of September 30, 2008, we did not have a balance due to or due from our manager.  As of December 31, 2007, we owed our manager $2,000.

Transactions with Other Related Parties

See review report of Independent Registered Public Accounting Firm.

As of September 30, 2008, we owned 225,134 common shares of VRM II, representing approximately 1.55% of their total outstanding common stock.  For the three and nine months ended September 30, 2008, we recognized $0 and $110,000, respectively, in dividend income from VRM II based on the number of shares we held on the dividend record dates.  For the three and nine months ended September 30, 2007, we recognized $90,000 and $195,000, respectively, in dividend income from VRM II based on the number of shares we held on the dividend record dates.

As of September 30, 2008, VRM II owned 533,675 of our common shares, representing approximately 7.76% of our total outstanding common stock.  For the three and nine months ended September 30, 2008, we declared approximately $0 and $86,000, respectively, in dividends payable to VRM II based on the number of shares VRM II held on the dividend record dates.  For the three and nine months ended September 30, 2007, we declared approximately $74,000 and $200,000, respectively, in dividends payable to VRM II based on the number of shares VRM II held on the dividend record dates.

During the nine months ended September 30, 2008, we bought approximately $0.5 million in real estate loans from VRM II and sold $1.8 million in real estate loans to VRM II.  No gain or loss resulted from these transactions.  No similar transactions occurred during the nine months ended September 30, 2007.

As of September 30, 2008, we owed VRM II $59,000.  As of December 31, 2007, we had receivables from VRM II of $123,000.

As of September 30, 2008, we had receivables from Fund III of $3,000.  As of December 31, 2007, we did not have a balance due to or due from Fund III.

During the three and nine months ended September 30, 2008, we incurred $7,000 and $33,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and nine months ended September 30, 2007, we incurred $7,000 and $26,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $2.1 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from real estate held for sale – seller financed.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date.  As of September 30, 2008, we have received $36,000 in principal payments.  Payments will be recognized as income when received.  The balance of $122,000 was fully reserved as of September 30, 2008.

During March 2005, we and VRM II sold the 126 unit hotel in Mesquite, Nevada for approximately $5.5 million, of which our share of the proceeds were approximately $1.8 million, which resulted in a loss of $389,000.  In addition, during June 2005, we and VRM II entered into a settlement agreement with the guarantors of the loan in the amount of $2.0 million in exchange for a release of their personal guarantees, of which our share was approximately $0.6 million.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1.1 million from July 2005 through July 2008, at which time the entire balance is due.  As of September 30, 2008, we have received $294,000 in principal payments.  Payments will be recognized as income when received.  The balance of $346,000 was fully reserved as of September 30, 2008.

During November 2004, we and VRM II sold the 140 Unit/224 beds senior facility in Mesa, Arizona of which our portion of the consideration received totaled approximately $1.0 million.  We and VRM II received a promissory note from the original guarantor in the amount of $478,000 of which our portion was $67,000.  The promissory note is payable in interest only payments of 8% on the principal balance outstanding.  From June 25, 2005 through May 25, 2006, monthly payments increased to $15,000 and were applied to principal and accrued interest.  From June 25, 2006 through May 25, 2009, payments increase to $20,000 monthly.

See review report of Independent Registered Public Accounting Firm.

As of December 31, 2007, we received $28,000 in principal payments and the balance of $31,000 was fully reserved.  Due to the uncertainty of collectability, the balance for the entire remaining balance of the promissory note was fully reserved.  On August 7, 2007, we and VRM II filed a complaint against the guarantor in the U.S. District Court for District of Nevada, seeking to recover the amounts due pursuant to the promissory note.  The guarantor did not answer or otherwise respond to the lawsuit.  We and VRM II were granted a default judgment for all the amounts due.  However, due to the current financial position of the guarantor, our Manager has determined that we would not be able to recover any amounts due from the guarantor.  As of March 31, 2008, the note was fully written off.

During December 2005, we and VRM II sold the 460 acre residential subdivision in Lake Travis, TX for approximately $5.5 million, of which our portion was approximately $1.8 million.  The purchase price included cash proceeds of $5 million and a $500,000 note receivable with an imputed interest rate of 8% in July 2006.  A net gain of $71,000 resulted from this transaction, of which our portion was $24,000.  The purchaser defaulted on the note and our manager pursued litigation.  During June 2007, we and VRM II entered into a settlement agreement, which reduced the note to $175,000, of which our portion is $60,000.  On July 16, 2007, we and VRM I received a payment totaling $50,000, of which our portion was $17,000.  On July 1, 2008, we and VRM I received a $113,000 payment, of which our portion was $39,000.  The payment represented full settlement of the note and the remaining balance of $4,000 was written off.

During 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ which we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of September 30, 2008, we had received less than $1,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $137,000 was fully reserved as of September 30, 2008.

NOTE I — NOTE PAYABLE

In May 2008, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $31,000 and nine monthly payments of $19,000 beginning on May 27, 2008.  As of September 30, 2008, the outstanding balance of the note was approximately $76,000.

NOTE J — FAIR VALUE

As of September 30, 2008, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and real estate held for sale.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, our degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, FAS 157 requires that an asset or liability be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  We use prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market.  In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments.  This condition may cause our financial instruments to be reclassified from Level 1 to Level 2 or Level 3 and/or vice versa.

See review report of Independent Registered Public Accounting Firm.

FAS 157 requires that the valuation techniques used by us be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach.  Our Level 1 inputs are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges.  Our Level 2 inputs are primarily based on the market approach of quoted prices in active markets or current transactions in inactive markets for the same or similar collateral that do not require significant adjustment based on unobservable inputs.  Our Level 3 inputs are primarily based on the income and cost approaches, specifically, discounted cash flow analyses, which utilize significant inputs based on our estimates and assumptions.

The following table presents the valuation of our financial assets and liabilities as of September 30, 2008 measured at fair value on a recurring basis by the input levels prescribed by FAS 157:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 09/30/2008
Assets
Investment in marketable securities - related party	$876,000	$--	$--	$876,000
Real estate held for sale	$--	$--	$5,979,000	$5,979,000
Investment in real estate loans	$--	$--	$31,973,000	$31,973,000

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3 – Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 – Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Additionally, this FSP specifies that in situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date.  This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued.  Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FASB Statement No. 154, Accounting Changes and Error Corrections, paragraph 19).  The adoption of FSP FAS 157-3 has not had a material impact on our financial condition or results of operation.

NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

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

In the Order, the Commission found that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in Fund III and in Fund II, the predecessor to VRM II.  The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expired in March 2007.  In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities.  We are not a party to the Order.

See review report of Independent Registered Public Accounting Firm.

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc.  The court certified a class of all former Fund II unit holders who voted against the merger of Fund II into Vestin Realty Mortgage II, Inc., and a subclass of all class members who were over the age of 60 and Nevada residents at the time of the merger.  The trial is currently scheduled to begin on March 27, 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action seeks monetary damages, punitive damages and a rescission of the REIT conversion.  The trial is currently scheduled to begin on April 19, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

In addition to the matters described above, our manager is involved in a number of other legal proceedings concerning matters arising in connection with the conduct of its business activities.  Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously.  Other than the pending state court litigation involving Desert Land as further described below and the matters described in Note M – Legal Matters Involving The Company below, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the manager’s net income in any particular period.

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

On November 21, 2005, Desert Land filed a complaint in the state District Court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the United States Court of Appeals for the Ninth Circuit, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action is based upon allegations that Del Mar Mortgage, Inc and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Fund II.  On March 6, 2006, Desert Land amended the state court complaint to name us.  Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.

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

On October 16, 2008 the Court granted partial summary judgment in favor of Desert Land on a $2.5 million claim against Del Mar Mortgage Company, Inc.  Judgment has not yet been entered, but the plaintiffs are asking the Court to make Vestin Mortgage, Inc., the judgment debtor, which Vestin Mortgage is opposing.

The remainder of the plaintiffs' claims have been scheduled for trial on December 4, 2008.  The Defendants intend to vigorously defend the claims, as well as ask the Court to reconsider and vacate its October 16 order granting the summary judgment described in the preceding paragraph.

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

We and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc.  The court certified a class of all former Fund I unit holders who voted against the merger of Fund I into Vestin Realty Mortgage I, Inc.  The trial is currently scheduled to begin on March 27, 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of our management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

We, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action seeks monetary damages, punitive damages and a rescission of the REIT conversion.  The trial is currently scheduled to begin on April 19, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of our management agreement and Fund I’s operating agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

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

NOTE N — DIVIDEND REQUIREMENT

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

NOTE O — SUBSEQUENT EVENTS

We, VRM II and Fund III have received a letter of intent to purchase the note and deed of trust for the Silver Star Destinations, LLC, loan dated October 22, 2008.  The purchase agreement of $13.0 million, which our portion would be approximately $0.4 million, is scheduled to close on or before December 19, 2008; however, there can be no assurance that the sale will be completed.

On October 16, 2008, we, VRM II and Fund III entered into a forbearance agreement to postpone the foreclosure date on Babuski, LLC.  On November 5, 2008, the guarantor paid $250,000 for cost and interest due related to the loan.

On October 30, 2008, our manager received a sales agreement to purchase Jeffrey's Court, LLC for approximately $6.3 million, of which our portion would be approximately $1.2 million.  The sale is scheduled to close on December 8, 2008, where the buyer is to pay approximately $4.0 million down along with a one year note for the remaining $2.3 million.  There can be no assurance that the sale will be completed.

As of November 7, 2008, three performing loans, totaling approximately $2.4 million, are delinquent in interest payments, our manager is currently working with the borrowers to receive full payment.  However, no assurance can be given at this time that full payment will be received on these newly delinquent loans.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage I, Inc.

We have reviewed the accompanying consolidated balance sheet of Vestin Realty Mortgage I, Inc. and its subsidiary as of September 30, 2008, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007, the consolidated statements of equity and other comprehensive loss for the nine month period ended September 30, 2008, and the consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007. All information included in these consolidated financial statements is the representation of the management of Vestin Realty Mortgage I, Inc.

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

Orange, California
November 10, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2007 and our quarterly reports filed on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008.

FORWARD - LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may prove erroneous, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the nine months ended September 30, 2008.  As of September 30, 2008, we had 14 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $21.4 million, net of allowance for loan losses of approximately $9.3 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  As of September 30, 2008, five loans totaling approximately $11.0 million, representing approximately 26% of our portfolio’s total value, had a common guarantor, of these five loans; four loans totaling approximately $9.4 million were considered non-performing as of September 30, 2008.  For additional information, see “Specific Loan Allowance” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

Non-performing assets, net of allowance for loan losses, totaled approximately $27.4 million or 56% of our total assets as of September 30, 2008, as compared to approximately $14.8 million or 24% of our total assets as of December 31, 2007.  At September 30, 2008, non-performing assets consisted of approximately $6.0 million of real estate held for sale and approximately $21.4 million of non-performing loans, net of allowance for loan losses.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

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

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans.  This increase in loan defaults has materially harmed our operating results and led to the suspension of dividend payments to our stockholders.

As of November 10, 2008, three performing loans, totaling approximately $2.4 million, are delinquent in interest payments, our manager is currently working with the borrowers to receive full payment.  However, no assurance can be given at this time that full payment will be received on these newly delinquent loans.

As of September 30, 2008, our loan-to-value ratio was 67.44%, net of allowances for loan losses, on a weighted average basis generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination.  Additional marked increases in loan defaults accompanied by a rapid decline in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect upon our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of September 30, 2008, we have provided a specific reserve allowance for 10 non-performing loans and 3 performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager during the year ended December 31, 2007, and the nine months ended September 30, 2008.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financials statements in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

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

As of September 30, 2008, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oklahoma, Oregon, Texas and Washington.  The weighted average term of our outstanding loans, including extensions, was 19 months as of September 30, 2008 and December 31, 2007, respectively.

Comparison of Operating Results for the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Total revenues	$436,000	$1,020,000	$2,798,000	$3,782,000
Total operating expenses	2,561,000	893,000	6,895,000	1,659,000
Non-operating income (loss)	(2,146,000)	145,000	(1,986,000)	289,000
Loss from real estate held for sale	(2,155,000)	(167,000)	(5,679,000)	(531,000)

Income (loss) before provision for income taxes	(6,426,000)	105,000	(11,762,000)	1,881,000

Provision for income taxes	--	--	--	--

Net income (loss)	$(6,426,000)	$105,000	$(11,762,000)	$1,881,000

Basic and diluted earnings per common share	$(0.93)	$0.02	$(1.71)	$0.27
Dividends declared per common share	$--	$0.14	$0.16	$0.43
Weighted average common shares	6,875,066	6,872,140	6,874,524	6,871,260
Weighted average term of outstanding loans, including extensions	19 months	20 months	19 months	20 months

Comparison of Operating Results for the three months ended September 30, 2008 to the three months ended September 30, 2007.

Total Revenues:  For the three months ended September 30, 2008, total revenues were approximately $0.4 million compared to approximately $1.0 million during the three months ended September 30, 2007, a decrease of approximately $0.6 million or 57% due in significant part to the following factors:

•
Interest income from investments in real estate loans decreased to approximately $0.4 million during the three months ended September 30, 2008, compared to approximately $1.0 million during the same period in 2007, primarily due to the increase in non-performing loans during the three months ended September 30, 2008, compared to three months ended September 30, 2007.  As of September 30, 2008, approximately $30.7 million of our loans were non-performing compared to approximately $16.2 million as of September 30, 2007.  For additional information on our loan portfolio, see Note D – Investment Real Estate Loans of the Notes to the Consolidated Financial Statements of this Interim Report Form 10-Q.

Total Operating Expenses:  For the three months ended September 30, 2008, total operating expenses were approximately $2.6 million compared to approximately $0.9 million during the three months ended September 30, 2007, an increase of approximately $1.7 million or 187% due in significant part to the following factors:

•
Operating expenses increased primarily because of the recognition of provisions for loan losses.  During the three months ended September 30, 2008, we recognized provisions for loan loss related to five non-performing loans and one performing loan totaling approximately $2.0 million.  The significant increase in loan losses is primarily a result of declining values in real estate as reflected in updated appraisals obtained by our manager in 2008.  We believe that the continued weakness in real estate markets may result in our recording additional losses related to the declining value of real estate securing our non-performing loans.  See “Specific Loan Allowance “ in Note D Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  During the three months ended September 30 2007, we recognized provision for loan loss of approximately $0.2 million.  During the three months ended September 30, 2008, we, VRM II and Fund III foreclosed upon four loans and classified the collateralized properties as real estate held for sale.  See “Specific Loan Allowance “ in Note D Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

•
During the three months ended September 30, 2008 and 2007, we incurred professional fees of approximately $0.3 million and $0.4 million, respectively, primarily due to legal actions that have been filed against us in connection with the REIT conversion and foreclosure costs on non-performing loans.  See Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Total Non-Operating Income (Loss):  For the three months ended September 30, 2008, total non-operating loss was approximately $2.1 million, compared to income of $145,000 during the three months ended September 30, 2007, a decrease of approximately $2.3 million or 1,580%.  This decrease is mainly due to the recognition of an other than temporary impairment of our marketable securities – related party, totaling approximately $2.2 million, for the three months ended September 30, 2008.

Total Loss from Real Estate Held for Sale:  For the three months ended September 30, 2008, total losses from real estate held for sale were approximately $2.2 million compared to approximately $0.1 million during the three months ended September 30, 2007, an increase of approximately $2.0 million or 1,190%.  As detailed below, such losses are primarily a result of declining real estate values as reflected in updated appraisals obtained in 2008.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

•
During the three months ended September 30, 2008, we, VRM II and Fund III acquired through foreclosure proceedings a 106 Unit Townhouse Project known as Cliff Shadows Townhomes located in, Las Vegas, NV, (Cliff Shadows Properties, LLC).  Our manager evaluated the carrying value of the acquired property and estimated the net realizable value of the asset totaled approximately $9.7 million of which our portion totaled $32,000.  Based on this estimate, our write down on this real estate held for sale totaled $24,000 during the three months ended September 30, 2008.  In October 2008, we entered into a sales contract with a third party at a price approximating the net realizable value.  The sales contract requires that the buyer complete the purchase within 30 days, however, there can be no assurance that the sale will be completed.

•
During the three months ended September 30, 2008, our manager evaluated the carrying value of a 25 acre parcel in Brawley, CA, (Brawley CA 122, LLC), and estimated the net realizable value of the asset totaled approximately $0.9 million of which our portion totaled approximately $0.3 million.  Based on this estimate, our write down on this real estate held for sale totaled approximately $0.1 million during the three months ended September 30, 2008.  In addition, our manager estimated a write down of approximately $1.7 million, of which our portion was approximately $0.6 million, related to 46.75 acres of land in Galveston, TX, based on the current sales price of $2.0 million.

•
During the three months ended September 30, 2008, we, VRM II and Fund III acquired through foreclosure proceedings 132.03 acres of Land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV, (MRPE, LLC).  Our manager evaluated the carrying value of the acquired property and estimated the net realizable value of the asset totaled approximately $7.6 million of which our portion totaled approximately $1.5 million.  Based on this estimate, our write down on this real estate held for sale totaled approximately $1.3 million during the three months ended September 30, 2008.

•
We recorded a loss on sale of real estate held for sale of approximately $0.1 million during the three months ended September 30, 2008, on the sale of real estate located on Mt. Charleston, NV, (Forest Development, LLC).  There was no loss on sale of real estate held for sale during the same period in 2007.

•
During the three months ended September 30, 2007, we wrote down approximately $13,000 on property located in Cathedral City, CA, (Rio Vista Nevada, LLC).  In addition, we recognized expenses related to real estate held for sale for this property, which totaled $112,000 for the three months ended September 30, 2007.

Comparison of Operating Results for the nine months ended September 30, 2008 to the nine months ended September 30, 2007

Total Revenues:  For the nine months ended September 30, 2008, total revenues were approximately $2.8 million compared to approximately $3.8 million during the nine months ended September 30, 2007, a decrease of approximately $1.0 million or 26%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased to approximately $2.4 million during the nine months ended September 30, 2008, compared to approximately $3.3 million during the same period in 2007, primarily due to the increase in non-performing loans referred to above.  Our revenue is also dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of September 30, 2008, our investment in real estate loans was approximately $42.3 million compared to our investment in real estate loans, including loans related to seller financed real estate held for sale, of approximately $54.2  million as of September 30, 2007.  This decline is largely attributable to the increase in non-performing assets which has reduced the amount of cash available for investment in new loans.  For additional information see Note D- Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

•
During the nine months ended September 30, 2008, we earned $43,000 in other income from principal payments on notes receivable that were fully reserved, compared to $281,000 during the same period in 2008.

Total Operating Expenses:  For the nine months ended September 30, 2008, total operating expenses were approximately $6.9 million compared to approximately $1.7 million during the nine months ended September 30, 2007, an increase of approximately $5.2 million or 316%.  Expenses were primarily affected by the allowance for loan losses and loan restructuring charge discussed above in Total Operating Expenses for the three months ended September 30, 2008.

Total Non-Operating Income (Loss):  For the nine months ended September 30, 2008, total non-operating loss was approximately $2.0 million compared to income of approximately $0.3 million during the nine months ended September 30, 2007, a decrease of approximately $2.3 million or 787%.  This decrease is mainly due to the recognition of an other than temporary impairment of our marketable securities – related party, as discussed above in Total Non-Operating Income (Loss) for the three months ended September 30, 2008.

Total Loss from Real Estate Held for Sale:  For the nine months ended September 30, 2008, total losses from real estate held for sale were approximately $5.7 million compared to approximately $0.5 million during the nine months ended September 30, 2007, an increase of approximately $5.2 million or 969% due in significant part to the following factors:

•
In addition to the write downs and loss on real estate held for sale discussed above in Total Loss from Real Estate Held for Sale for the three months ended September 30, 2008, we wrote down approximately $3.4 million on four properties held for sale, totaling approximately $5.1 million for the nine months ended September 30, 2008.  For additional information see Note F- Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  As of September 30, 2008, we had seven properties held for sale totaling approximately $6.0 million compared to one property held for sale as of September 30, 2007 totaling approximately $3.5 million.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to make distributions based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our distributions may at times be more or less than our reported earnings as computed in accordance with GAAP.  Based on our current tax estimates, all of 2007 distributions may be a return of capital.

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

In addition to satisfying the 90% taxable income distribution rule referred to above, the amount of distribution we make is ultimately based on distributing 100% of the REIT taxable income in order to limit any tax liability.  The distribution of this additional 10% of REIT taxable income is typically made in the following tax year as IRC section 858 allows us to carryback distributions made, for example, in 2008 to 2007, for the purposes of zeroing out our 2007 REIT taxable income.  As a result, included in the distributions of approximately $1.1 million declared during the nine months ended September 30, 2008 is approximately $0.2 million that was used to reduce our 2007 REIT taxable income to zero.

The table below reconciles the differences between reported net income and total estimated taxable income and estimated REIT taxable income for the nine months ended September 30, 2008:

For the Nine Months Ended
September 30, 2008
Net loss, as reported	$(11,762,000)
Add (deduct):
Impairment of marketable securities - related party	2,181,000
Provision for loan losses	5,644,000
Write down on real estate held for sale	5,427,000
Net tax loss on foreclosure of real estate loans	(3,372,000)
Book loss on sale of real estate held for sale	97,000
Tax loss on sale of real estate held for sale	(284,000)
Recovery of allowance for doubtful notes receivable	(43,000)
Payment on accrued legal expenses	(272,000)
Total taxable loss	(2,384,000)
Less: Taxable income attributable to TRS I, Inc.	(38,000)

Estimated REIT taxable loss (prior to deductions for dividends paid)	$(2,422,000)

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

During the nine months ended September 30, 2008, net cash flows provided by operating activities approximated $2.1 million.  Operating cash flows were adversely impacted by the payment of approximately $0.4 million in legal fees relating to legal actions that have been filed against us in connection with the REIT conversion and RightStar.  In addition, we incurred approximately $5.4 million in write-downs on real estate held for sale and approximately $5.6 million in provisions for loan losses, during the nine months ended September 30, 2008.  Cash flows related to investing activities consisted of cash provided by loan payoffs and sales of real estate loans of approximately $16.3 million and cash used for new investments and purchases of real estate loans totaled approximately $14.8 million.  Cash flows used for financing activities consisted of dividends to stockholders, net of reinvestment, of approximately $1.5 million.

At September 30, 2008, we had approximately $9.0 million in cash, $0.9 million in marketable securities – related party and approximately $48.7 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term, provided that there is not a significant increase in our non-performing assets.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include  repayments of outstanding loans, dividend reinvestments by our stockholders, arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.  We rely primarily upon repayment of outstanding loans and proceeds from sales of real estate held for sale to provide capital for investment in new loans.  The significant level of defaults on outstanding loans has reduced the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This has diminished our capital resources and impaired our ability to invest in new loans.

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale not sold through seller financing, totaling approximately $21.4 million and $6.0 million, respectively, as of September 30, 2008, compared to approximately $11.3 million and $3.5 million, respectively, as of December 31, 2007.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  Based on our estimates of the value of the underlying properties, we do not currently believe that any losses beyond those already recognized should be incurred from these assets upon final disposition.  However, these estimates may prove erroneous or the value of the underlying properties may deteriorate.  As a result, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

As of November 10, 2008, three performing loans, totaling approximately $2.4 million, are delinquent in interest payments, our manager is currently working with the borrowers to receive full payment.  However, no assurance can be given at this time that full payment will be received on these newly delinquent loans.

We have no current plans to sell any new shares except through our dividend reinvestment program.  As of November 10, 2008, approximately 4% of our stockholders owning less than 1% our outstanding shares have elected to reinvest their dividends.  The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of September 30, 2008, we had not made any purchases of our shares of stock through the repurchase program noted above.  These shares, if purchased, will be carried on our books at cost.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 28 real estate loans, as of September 30, 2008, with a balance of approximately $42.3 million as compared to investments in 34 real estate loans as of December 31, 2007, with a balance of approximately $53.7 million.

As of September 30, 2008, we had 14 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $21.4 million, net of allowance for loan losses of approximately $9.3 million, which does not include the allowances of approximately $0.8 million relating to the decrease in the property value for performing loans as of September 30, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may prove erroneous, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

During March 2007, our manager extended the Mid-State Raceway loan from March 31, 2007 to March 31, 2008.  As of March 31, 2008, this loan had a balance of approximately $19.8 million, of which our portion was approximately $2.8 million.  This loan was paid in full on April 10, 2008.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of September 30, 2008, we have provided a specific reserve related to 10 non-performing loans and 3 performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager during the year ended December 31, 2007, and the nine months ended September 30, 2008.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the nine months ended September 30, 2008, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At September 30, 2008, we held seven properties with a total carrying value of approximately $6.0 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2008:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Notes payable (1)	$76,000	$76,000	$--	$--	$--
Total	$76,000	$76,000	$--	$--	$--

(1)	See Note I – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Interest income on loans is accrued by the effective interest method.  We do not accrue interest income from loans once they are determined to be non-performing.  A loan is considered non-performing when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2008, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$531,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$2,656,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(531,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(2,656,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2008, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:
Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$423,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$2,113,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(423,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(2,113,000)

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At September 30, 2008, our aggregate investment in real estate loans was approximately $32.1 million, net of allowance of approximately $10.1 million, with a weighted average effective interest rate of 12.29%.  The weighted average interest rate of 12.29% is base on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2008, was 11.89%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at September 30, 2008, was 19 months.  All but one of the outstanding real estate loans at September 30, 2008, was a fixed rate loan.  The variable interest rate loan was considered non-performing as of September 30, 2008, see Note D – Investments in Real Estate Loans in the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  None of the real estate loans had prepayment penalties and 19 loans, totaling approximately $19.7 million, had an exit fee.  Out of the 19 loans with an exit fee, 7 loans, totaling approximately $12.3 million, were considered non-performing as of September 30, 2008.

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

The following table contains information about the investment of real estate loans in our portfolio as of September 30, 2008.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2008 through 2012 and thereafter and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets approximate their fair value as of September 30, 2008.

	Interest Earning Assets Aggregated by Maturity at September 30, 2008
Interest Earning Assets	2008	2009	2010	2011	2012	Thereafter	Total
	(a)
Investments In Real Estate Loans	$32,426,000	$8,015,000	$1,826,000	$--	$--	$--	$42,267,000

Weighted Average Interest Rates	12.36%	12.44%	10.44%	--%	--%	--%	12.29%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to September 30, 2008.

At September 30, 2008, we also had approximately $9.9 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the third fiscal quarter of 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note L – Legal Matters Involving the Manager and Note M – Legal Matters Involving the Company in Part I, Item 1 Consolidated Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully.  These factors should be considered in conjunction with the other information included elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

Defaults on our real estate loans will decrease our revenues and our distributions to shareholders.  Current economic conditions increase the risk of defaults on our loans.

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

As of September 30, 2008, we had in our portfolio approximately $21.4 million in non-performing loans, net of allowance for loan losses of approximately $9.3 million, which does not include allowances of approximately $0.8 million for performing loans, and approximately $6.0 million of real estate held for sale for a total of approximately $27.4 million in non-performing assets, which represented approximately 57% of our stockholders’ equity.  We believe this is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

Our weighted average loan-to-value ratio, not including allowance for loan losses, as of September 30, 2008, was 113.21%, as compared to 80.97% as of December 31, 2007, primarily as a result of declining real estate values, which have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the dividends we pay to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.  As of September 30, 2008 and December 31, 2007, we had approximately $10.1 million and $6.0 million in allowances for loan losses, respectively, resulting in net weighted average loan-to-value ratios of 67.44% and 69.77%, respectively.

A prolonged economic slowdown, lengthy or severe recession and constraints in the credit markets could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by illiquid credit markets and declining real estate values.  During the nine months ended September 30, 2008, we conducted updated appraisals on 20 properties securing our loans, representing approximately 57% of our total loan portfolio value, and concluded that the estimated value of such properties should be reduced by approximately $9.9 million, which negatively impacted our weighted average loan to value ratio.  As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.  Thus, an extended period of illiquidity in the credit markets could result in a material increase in the number of our loans that are not paid back on time.  Any sustained period of increased delinquencies, defaults or foreclosures will likely have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

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

We depend upon our real estate security to secure our real estate loans, and we may suffer a loss if the value of the underlying property declines.  We are currently experiencing a trend of declining real estate values, which increases the risk that our collateral will prove insufficient to protect our loans.

We depend upon our real estate security to protect us on the loans that we make.  We depend upon the skill of independent appraisers to value the security underlying our loans.  However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events.  Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower.  Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  During the past 12 months, there has been a significant decline in real estate values in many of the markets where we operate, resulting in a decline in the estimated value of the real estate securing our loans.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of September 30, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

•
Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business.  See Note M – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

•	We may not be able to pursue deficiency judgments after we foreclose on collateral; and

•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

By becoming the owner of property, we may incur additional obligations, which may reduce the amount of funds available for distribution.

We intend to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale.  Acquiring a property at a foreclosure sale may involve significant costs.  If we foreclose on the security property, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property.  We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings.  In addition, significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made on any property we own regardless of whether the property is producing any income.  See Note F – Real Estate Held for Sale in the notes to the consolidated financial statement under Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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

Interest rate fluctuations may affect our operating results as follows:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to Vestin Originations or our manager, not to us.  Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of September 30, 2008, none of our loans had a prepayment penalty, although 19 of our loans, totaling approximately $19.7 million, had an exit fee.  Out of the 19 loans with an exit fee, 7 loans, totaling approximately $12.3 million, were considered non-performing as of September 30, 2008.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of September 30, 2008, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oklahoma, Oregon, Texas and Washington, with approximately 23% of our loans in Nevada.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

Legal actions seeking damages and appraisal rights could harm our operating results and financial condition.

We are a party in several legal actions seeking damages and appraisal rights in connection with the REIT conversion.  See Note L – Legal Matters Involving The Manager and Note M – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  While we believe these actions are without merit, the defense of such actions has materially increased our legal costs and may require the substantial attention of our management.  The increased legal costs have adversely impacted our operating results.  As of September 30, 2008, we have incurred legal expenses of approximately $0.4 million related to such actions.  Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.

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

As of September 30, 2008, our loans were in the following states:  Arizona, California, Hawaii, Nevada, Oklahoma, Oregon, Texas and Washington.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

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

We paid our manager a management fee of $207,000 for the nine months ended September 30, 2008.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $3.5 million and $1.2 million, respectively, in fees directly from borrowers for the nine months ended September 30, 2008.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM II, Fund III and inVestin.  Our assets represented approximately 14% of the assets managed by Vestin Mortgage as of September 30, 2008.

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

As of September 30, 2008, we held seven properties with a total carrying value of approximately $6.0 million recorded as investments in real estate held for sale and no properties in which we or an affiliate provided the financing, recorded as real estate held for sale – seller financed.  United States generally accepted accounting principals (“GAAP”) requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  The real estate held for sale collectively constituted approximately 12% of our assets as of September 30, 2008.

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

The market price of our common stock since trading commenced on June 1, 2006 to September 30, 2008, has ranged from $1.01 to $7.48.  We believe the price of our stock in the months after we were listed was affected by, among other things, selling pressure from stockholders seeking immediate liquidity and the level of non-performing assets, which we own.  We continue to own a significant level of non-performing assets and our sector of the market has suffered from the problems encountered by sub-prime residential lenders.  Our stock price may continue to be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2019 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and our stock price could approach our book value per share.  However, no assurance can be given that the stock price will approach book value and then prevailing market conditions may affect the price of our stock even as we near 2019.

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	November 10, 2008
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer	November 10, 2008
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ Donovan J. Jacobs	Director	November 10, 2008
Donovan J. Jacobs

/s/ Kenneth A. Seltzer	Director	November 10, 2008
Kenneth A. Seltzer

/s/ Michael Micone	Director	November 10, 2008
Michael Micone

/s/ Daryl C. Idler, Jr.	Director	November 10, 2008
Daryl C. Idler, Jr.