Form 10-K
period 2008-12-31
Vestin Realty Mortgage I, Inc.
filed 2009-03-27
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-125347

VESTIN REALTY MORTGAGE I, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-4028839
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6149 SOUTH RAINBOW BOULEVARD, LAS VEGAS, NEVADA 89118
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number, including area code 702.227.0965

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

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

Class	Market Value as of June 30, 2008
Common Stock, $0.0001 Par Value	$12,237,617

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 4, 2009
Common Stock, $0.0001 Par Value	6,592,953

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

Vestin Mortgage is also the manager of Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc. (“inVestin”), a company wholly owned by our manager’s CEO.  These entities have been formed to invest in real estate loans.

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  All significant inter-company transactions and balances have been eliminated in consolidation.

Segments

We operate as one business segment.

Real Estate Loan Objectives

As of December 31, 2008, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oklahoma, Oregon, Texas and Washington.  The loans we invest in are selected for us by our manager from among loans originated by Vestin Originations or non-affiliated mortgage brokers.  When Vestin Originations or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry.  Because of our increased willingness to fund riskier loans, borrowers are generally willing to pay us an interest rate that is above the rates generally charged by other commercial lenders.  We invest a significant amount of our funds in loans in which the real property, held as collateral, is not generating any income to the borrower.  The loans in which we invest are generally riskier because the borrower’s repayment depends on their ability to refinance the loan or develop the property so they can refinance the loan.

Our principal investment objectives are to maintain and grow stockholder value by:

•	Producing revenues from the interest income on our real estate loans;

•	Providing cash dividends from the net income generated by our real estate loans; and

•	Reinvesting, to the extent permissible, payments of principal and sales (net of expenses).

Acquisition and Investment Policies

We seek to invest approximately 97% of our assets in real estate loans.  Approximately 3% will be held as a working capital cash reserve.  As of December 31, 2008, approximately 78% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Generally, the collateral on our real estate loans is the real property that the borrower is purchasing or developing, along with a guarantee of the main principal of the borrower, with the funds that we make available.  We sometimes refer to these real properties as the security properties.  While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers.

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

When selecting real estate loans for us, our manager generally adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.  Priority of Loans.  Generally, our assets are secured by first deeds of trust.  First deeds of trust are loans secured by a full or divided interest in a first deed of trust secured by the property.  We will not invest in any loan that is junior to more than one loan.  As of December 31, 2008, approximately 87% of the principal amount of our outstanding investments in loans was secured by first deeds of trust.

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

We may deviate from these guidelines under certain circumstances.  For example, our manager, in its discretion, may increase any of the above loan-to-value ratios if it believes a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees.  Occasionally, our collateral may include personal property attached to the real property as well as real property.  We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan.  These loan-to-value ratios will not apply to financing offered to the purchaser of any real estate acquired through foreclosure or to refinance an existing loan that is in default when it matures.  In those cases, our manager, in its sole discretion, shall be free to accept any reasonable financing terms that it deems to be in our best interest.  As of December 31, 2008, our actual loan-to-value ratio for our loan portfolio as a whole, including allowances for loan losses based on the most recent updated appraisals obtained and our manager’s analysis was 84.75% on a weighted average basis.

Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination.  Such appraisals, which may have been commissioned by the borrower and may precede the placement of the loan with us, are generally dated no greater than 12 months prior to the date of loan origination.  Current loan-to-value ratios are generally based on the most recent appraisals and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

Appraisals may not reflect subsequent changes in value and may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing.  As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the outstanding balance of the loan.

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

3.  Terms of Real Estate Loans.  Our loans as of December 31, 2008, had original terms of 12 months to 24 months, excluding extensions.  Most of our loans are for an initial term of 12 months.  Generally our original loan agreements permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.  However, our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and principal.  The weighted average term of outstanding loans, including extensions, at December 31, 2008, was 18 months.

As of December 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  In addition, we invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2008, we had approximately $6.2 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $46.9 million.  These loans had interest reserves of approximately $5.1 million, of which our portion was approximately $0.7 million.  As of December 31, 2008, one of these loans, totaling approximately $18.7 million, which had interest reserves, was considered non-performing.  This loan’s interest reserves, totaling approximately $3.2 million, have been suspended as of December 31, 2008 and we no longer draw monthly interest income from them.  At December 31, 2007, we had approximately $13.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $108.1 million.  These loans had interest reserves of approximately $9.7 million, of which our portion was approximately $1.3 million.

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

5.  Purchase of Real Estate Investments from Affiliates.  We may acquire real estate loans from our affiliates, including our manager, that are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  These purchases may include allowable fees and expenses, but no other compensation for the loans.    Excluding the compensation paid to our manager, all income generated and expense associated with the loans so acquired shall be treated as belonging to us.

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

7.  Participation.  We participate in loans with other lenders by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above.  We participate in loans with our affiliates, subject to our voluntary compliance with the guidelines of the North American Securities Administrators Association (“NASAA Guidelines”).  The independent directors on our Board may authorize a departure from NASAA Guidelines.  Typically, we participate in loans if:

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

As of December 31, 2008, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

8.  Diversification.  We voluntarily comply with NASAA Guidelines, unless otherwise approved by the independent members of our board of directors, which provide that we neither invest in or make real estate loans on any one property, which would exceed, in the aggregate, an amount equal to 20% of our capital, nor may we invest in or make real estate loans to or from any one borrower, which would exceed, in the aggregate, an amount greater than 20% of our capital.  As of December 31, 2008, our single largest loan, net of allowance for loan losses, accounted for approximately 12.2% of our stockholders’ equity.  The loan yields interest at 13% per annum and as of December 31, 2008, our portion of the outstanding balance of the loan was $4.9 million.  As of March 4, 2009, this loan was performing.  For additional information regarding the above non-performing loan see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

As of December 31, 2008, we had loans with common guarantors.  For additional information regarding loans with common guarantors see Note C – Financial Instruments and Concentrations of Credit Risk of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

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

11.  Sale of Real Estate Loan Investments.  Our manager may sell our real estate loans or interest in our loans to either affiliates or non-affiliated parties when our manager believes that it is advantageous for us to do so.  However, we do not believe that the loans will be marketable or that a secondary market will develop for them.

Real Estate Loans to Affiliates

We will not invest in real estate loans made to our manager, Vestin Group or any of our affiliates.  However, we may acquire an investment in a real estate loan payable by our manager when our manager has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

Investment of Loans from our manager and Its Affiliates

In addition to those loans our manager selects for us, we invest in loans that were originated by Vestin Originations or other parties as long as the loan(s) otherwise satisfies all of our lending criteria.  However, we will not acquire a loan from or sell a loan to a real estate program in which our manager or an affiliate has an interest except in compliance with NASAA Guidelines or as otherwise approved by the independent members of our board of directors.

Types of Loans We Invest In

We primarily invest in loans that are secured by first or second trust deeds on real property.  Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property and residential loans.  The following discussion sets forth certain guidelines our manager intends to follow in allocating our investments among the various types of loans.  Our manager, however, may change these guidelines at its discretion, subject to review by our board of directors.  Actual investments will be determined by our manager pursuant to the terms of the management agreement, and the actual percentages invested among the various loan categories may vary from the guidelines below, due to, but not limited to, investment opportunities and subsequent sales and foreclosures.

Raw and Unimproved Land Loans

Generally, 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land.  Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property.  We will generally invest in loans for up to 60% of the initial as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value.  As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser, upon which development is dependent on availability of financing.  As of December 31, 2008, approximately 23% of our loans were in this category.

Acquisition and Development Loans

Generally, 10% to 25% of the loans invested in by us may be acquisition and development loans.  Such loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures.  Such development may include installing utilities, sewers, water pipes, and/or streets, together with the costs associated with obtaining entitlements, including zoning, mapping and other required governmental approvals.  We will generally invest in loans with an initial face value of up to 60% of the appraised value of the property.  Loan-to-value ratios on acquisition and development loans are calculated using as-if developed appraisals.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  As of December 31, 2008, none of our loans were in this category.

Construction Loans

Generally, 10% to 70% of our loans may be construction loans.  Such loans provide funds for the construction of one or more structures on developed land.  Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs.  We will typically require material and labor lien releases by the borrower per completed phase of the project.  We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the initial appraised value of the property and proposed improvements.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  As of December 31, 2008, approximately 3% of our loans were in this category.

Commercial Property Loans

Generally, 20% to 50% of the loans we invest in may be commercial property loans.  Such loans provide funds to allow borrowers to acquire income-producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing.  Generally, we review the initial property appraisal and generally invest in loans for up to 75% of such appraised value of the property.  As of December 31, 2008, approximately 74% of our loans were in this category.

Residential Loans

A small percentage of the loans invested in by us may be residential loans.  Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence.  We will generally invest in loans for up to 75% of the initial value of the property.  As of December 31, 2008, none of our loans were in this category.

Collateral

Each loan is secured by a lien on either a fee simple or leasehold interest in real property as evidenced by a first deed of trust or a second deed of trust.

First Deed of Trust

Most of our loans are secured by first deeds of trust.  Thus as a lender, we will have rights as a first priority lender of the collateralized property.  As of December 31, 2008, approximately 87% of our loans were secured by first deeds of trust.

Second Deed of Trust

Up to 10% of our loan portfolio may be secured by second deeds of trust; however, a higher percentage of loans secured by second deeds of trust may be approved by our board.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and current business opportunities.  In a second priority loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first priority lender.  In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first priority lender, but the aggregate indebtedness evidenced by the loan documentation will be the first priority loan plus the new funds the lender invests.  The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.  As of December 31, 2008, approximately 13% of our loans were secured by a second deed of trust.  While such loans, when funded, constituted less then 15% or our loans, a future decrease in the value of loans secured by first deeds of trust, due to sales and foreclosures, may increase the percentage of our portfolio secured by second deeds of trust to more than 15%.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to Vestin Originations or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2008, none of our loans had a prepayment penalty, although 17 of our loans, totaling approximately $18.7 million, had an exit fee.  Out of the 17 loans with an exit fee, 8 loans, totaling approximately $13.8 million, were considered non-performing as of December 31, 2008.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Extensions to Term of Loan

Our original loan agreements generally permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and principal.  As of December 31, 2008, our manager had granted extensions on 14 loans, totaling approximately $140.0 million, of which our portion was approximately $17.5 million.  Subsequent to their extension, 9 of the 14 loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at December 31, 2008 of approximately $104.0 million, of which our portion is approximately $15.9 million.

Interest Reserves

We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing.  The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances.  At December 31, 2008, we had approximately $6.2 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $46.9 million.  These loans had interest reserves of approximately $5.1 million, of which our portion was approximately $0.7 million.

As of December 31, 2008, one of these loans, totaling approximately $18.7 million, which had interest reserves, was considered non-performing.  This loan’s interest reserves, totaling approximately $3.2 million, have been suspended as of December 31, 2008 and we no longer draw monthly interest income from them.

Balloon Payment

As of December 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

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

Variable Rate Loans

Occasionally we may acquire variable rate loans.  Variable rate loans originated by Vestin Originations may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).  As of December 31, 2008, all of the loans in our real estate loan portfolio were fixed rate loans, with the exception of one loan with a variable interest rate, totaling $2.0 million.  This loan was non-performing as of December 31, 2008, see Peoria 180, LLC under “Non-Performing Loans” in Note D – Investments in Real Estate Loans in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

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

Variable rate loans generally have interest rate caps.  For these loans, there is the risk that the market rate may exceed the interest cap rate.

Borrowing

We may incur indebtedness to:

•	Declare dividends to enable us to comply with REIT distribution requirements;

•	Finance our investments in real estate loans;

•	Prevent a default under real estate loans that are senior to our real estate loans;

•	Discharge senior real estate loans if this becomes necessary to protect our investment in real estate loans; or

•	Operate or develop a property that we acquired under a defaulted loan.

Our indebtedness should not exceed 70% of the fair market value of our real estate loans.  This indebtedness may be with recourse to our assets.

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

Employees

We have no employees.  Our manager, Vestin Originations and their parent company, Vestin Group, Inc., have provided and will continue to provide all of the employees necessary for our operations.  As of December 31, 2008, those entities had a total of 21 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

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

RISKS RELATED TO OUR BUSINESS

Defaults on our real estate loans will decrease our revenues and our dividends to shareholders.  Current economic conditions increase the risk of defaults on our loans.

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

As of December 31, 2008, our non-performing assets were approximately $23.5 million, representing approximately 63% of our stockholders’ equity.  Non-performing assets included approximately $19.9 million in non-performing loans, net of allowance for non-performing loan losses of approximately $15.4 million, and approximately $3.6 million of real estate held for sale.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of December 31, 2008 and 2007, we had approximately $16.4 million and $6.0 million in allowances for loan losses, respectively, resulting in net weighted average loan-to-value ratios of 84.75% and 69.77%, respectively.  Not including allowance for loan losses, our weighted average loan-to-value ratio, as of December 31, 2008 and 2007, was 160.06%, and 80.97%, respectively, primarily as a result of declining real estate values that have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the dividends we pay to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

The current recession and constraints in the credit markets are adversely affecting our operating results and financial condition.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by illiquid credit markets and declining real estate values.  During the year ended December 31, 2008, we conducted updated appraisals on 23 properties securing our loans, representing approximately 67% of our total loan portfolio value as of December 31, 2008, which negatively impacted our weighted average loan to value ratio.  Based on these updated appraisals and our manager’s analysis, we recognized in 2008 approximately $12.3 million in provisions for loan losses.  As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, an extended period of illiquidity in the credit markets has resulted in a material increase in the number of our loans that are not paid back on time.  Any sustained period of increased delinquencies, defaults or foreclosures will have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

Our underwriting standards and procedures are more lenient than many institutional lenders, which may result in a higher level of non-performing assets and less amounts available for distribution.

There may be a greater risk of default by our borrowers, which may impair our ability to declare timely dividends and which may reduce the amount we have available to distribute.  Our underwriting standards and procedures are more lenient than many institutional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of other financial institutional real estate lenders.  This may lead to an increase in non-performing assets in our loan portfolio and create additional risks of return.  We approve real estate loans more quickly than other lenders.  We rely heavily on third-party reports and information such as appraisals and environmental reports.  Because of our accelerated due diligence process, we may accept documentation that was not specifically prepared for us or commissioned by us.  This creates a greater risk of the information contained therein being out of date or incorrect.  Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers.  Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of December 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

We may borrow funds to expand our capacity to invest in real estate loans.  We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time.  Any such borrowings will require us to carefully manage our cost of funds.  No assurance can be given that we will be successful in this effort.  Should we be unable to repay the indebtedness and make the interest payments on the loans, the lender will likely declare us in default and require that we repay all amounts owing under the loan facility.  Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the dividends.

We may borrow funds from several sources, and the terms of any indebtedness we incur may vary.  However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us.  As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss that will result in a decrease of the amount available for distribution.  In addition, we may enter into securitization arrangements in order to raise additional funds.  Such arrangements could increase our leverage and adversely affect our cash flow and our ability to declare dividends.

There is a substantial risk that we would be unable to raise additional funding if needed to meet our obligations or expand our loan portfolio.

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

Our ability to borrow funds for this purpose, or to expand our loan portfolio, is doubtful in light of current market conditions.  In addition, our ability to raise funds through an equity financing would be hindered by the current price of our stock.  If we raise capital through an equity offering, this may result in substantial dilution to our current stockholders. Any debt financing may be expensive and might include restrictive covenants that would constrain our ability to declare dividends to our shareholders.  We may not be able to raise capital on reasonable terms, if at all, in the current market environment.

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

We intend to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale.  Acquiring a property at a foreclosure sale may involve significant costs.  If we foreclose on the security property, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property.  We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings.  In addition, significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made on any property we own regardless of whether the property is producing any income.  See Note F – Real Estate Held for Sale in the notes to the consolidated financial statement under Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.  If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property.  However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive.  Alternatively, if the economy enters a recession, real estate development may slow.  A slowdown in real estate lending may mean we will have fewer loans to acquire, thus reducing our revenues and dividends to stockholders.  As a result of the current economic recession, our revenues and dividends have been reduced.

Interest rate fluctuations may affect our operating results as follows:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to Vestin Originations or our manager, not to us.  Our revenues and dividends will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2008, none of our loans had a prepayment penalty, although 17 of our loans, totaling approximately $18.7 million, had an exit fee.  Out of the 17 loans with an exit fee, 8 loans, totaling approximately $13.8 million, were considered non-performing as of December 31, 2008.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and current business opportunities.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.  As of December 31, 2008, approximately 13% of our loans were secured by a second deed of trust.  Subsequent decreases in the value of loans secured by first deeds of trust, due to sales and foreclosures, may result in an increase in the percentage of our portfolio secured by second deeds of trust.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of December 31, 2008, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oklahoma, Oregon, Texas and Washington, with approximately 31% of our loans in Nevada.  Depending on the market and on our company’s performance, we may expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

Legal actions seeking damages and appraisal rights could harm our operating results and financial condition.

We are a party in several legal actions seeking damages and appraisal rights in connection with the REIT conversion.  See Note L – Legal Matters Involving The Manager and Note M – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.  While we believe these actions are without merit, the defense of such actions has materially increased our legal costs and may require the substantial attention of our management.  The increased legal costs have adversely impacted our operating results.  As of December 31, 2008, we have incurred legal expenses of approximately $0.4 million related to such actions.  Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.

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

Each participant shall have a right of first refusal to buy the other's interest if the co-participant decides to sell its interest.  We will not participate in joint ventures or partnerships with affiliates that are not publicly registered except as permitted in the NASAA Guidelines or otherwise approved by the independent members of our board of directors.  If our co-participant affiliate determines to sell its interest in the loan, there is no guarantee that we will have the resources to purchase such interest and we will have no control over a sale to a third party purchaser.

MANAGEMENT AND CONFLICTS OF INTEREST RISKS

We rely on our manager to manage our day-to-day operations and select our loans for investment.

Our ability to achieve our investment objectives and to declare dividends depends upon our manager’s and its affiliate’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers.  Stockholders have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans.  We pay our manager an annual management fee of up to 0.25% of our aggregate capital received by us and Fund I from the sale of shares or membership units.  This fee is payable regardless of the performance of our loan portfolio.  Our manager’s duties to our stockholders are generally governed by the terms of the management contract, rather than by common law principles of fiduciary duty.  Moreover, our manager is not required to devote its employees’ full time to our business and may devote time to business interests competitive to our business.

Our manager’s lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

As of December 31, 2008, our loans were in the following states:  Arizona, California, Hawaii, Nevada, Oklahoma, Oregon, Texas and Washington.  Depending on the market and on our company’s performance, we may expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

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

We paid our manager a management fee of $277,000 for the year ended December 31, 2008.  We paid our manager $113,000 for unpaid fees owed to our manager from our borrowers.  These unpaid fees became due and payable on demand from us.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $4.1 million and $5.2 million, respectively, in fees directly from borrowers for the year ended December 31, 2008.    The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM II, Fund III and inVestin.  Our assets represented approximately 14% of the assets managed by Vestin Mortgage as of December 31, 2008.

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

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, and we would not be allowed to deduct dividends made to our stockholders in computing our taxable income.  We may also be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify.  The additional tax liability would reduce our net earnings available for investment or distribution to stockholders.  In addition, we would no longer be required to declare dividends to our stockholders.  Even if we continue to qualify as a REIT, we will continue to be subject to certain U.S. federal, state and local taxes on our income and property.

Dividends from a REIT are currently taxed at a higher rate than corporate dividends.

Under the Tax Relief and Reconciliation Act of 2003, the maximum U.S. federal income tax rate on both dividends from certain domestic and foreign corporations and net long-term capital gain for individuals was reduced to 15% until 2008.  The Tax Increase Prevention and Reconciliation Act of 2005, which signed into law on May 17, 2006, extended the 15% long-term net capital gain rate to 2010.  However, this reduced rate of tax on dividends generally will not apply to our dividends (except those dividends identified by the company as “capital gain dividends” which are taxable as long-term capital gain) and therefore such dividends generally will be taxed as ordinary income.  Ordinary income generally is subject to U.S. federal income tax rate at a rate of up to 35% for individuals.  The higher tax rate on our dividends may cause the market to devalue our common stock relative to stock of those corporations whose dividends qualify for the lower rate of taxation.  Please note that, as a general matter, dividends from a REIT will be taxed at the same rate as stockholders’ share of Vestin Realty Mortgage I’s taxable income attributable to its realized net interest income.

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

As of December 31, 2008, we held seven properties with a total carrying value of approximately $3.6 million recorded as investments in real estate held for sale and no properties in which we or an affiliate provided the financing, recorded as real estate held for sale – seller financed.  United States generally accepted accounting principals (“GAAP”) requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  The real estate held for sale collectively constituted approximately 9% of our assets as of December 31, 2008.

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

We may endanger our REIT status if the dividends we receive from our taxable REIT subsidiaries exceed applicable REIT gross income tests.

The annual gross income tests that must be satisfied to ensure REIT qualification may limit the amount of dividends that we can receive from our taxable REIT subsidiaries and still maintain our REIT status.  Generally, not more than 25% of our gross income can be derived from non-real estate related sources, such as dividends from a taxable REIT subsidiary.  If, for any taxable year, the dividends we received from our taxable REIT subsidiaries, when added to our other items of non-real estate related income, represent more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.

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

The market price of our common stock since trading commenced on June 1, 2006 to December 31, 2008, has ranged from $0.25 to $7.48.  We believe the price of our stock in the months after we were listed was affected by, among other things, selling pressure from stockholders seeking immediate liquidity and the level of non-performing assets, which we own.  We continue to own a significant level of non-performing assets and our sector of the market has suffered from the problems encountered by sub-prime lenders.  Our stock price may continue to be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2019 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and our stock price could approach our book value per share.  However, no assurance can be given that the stock price will approach book value and then prevailing market conditions may affect the price of our stock even as we near 2019.

The market price of our common stock may fluctuate or decline significantly in the future.  Some of the factors, many of which are beyond our control, that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	Increases in loans defaulting or becoming non-performing or being written off;

•	Actual or anticipated variations in our quarterly operating results or dividends;

•	Publication of research reports about us or the real estate industry;

•	Changes in market valuations of similar companies;

•	Changes in tax laws affecting REITs;

•	Litigation;

•	Adverse market reaction to any increased indebtedness we incur in the future; and

•	General market and economic conditions.

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

Please refer to Note L - Legal Matters Involving The Manager and Note M - Legal Matters Involving The Company in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

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

2007	High	Low

First Quarter	$6.00	$4.99
Second Quarter	$5.99	$5.25
Third Quarter	$5.95	$5.00
Fourth Quarter	$5.60	$4.45

2008	High	Low

First Quarter	$5.00	$3.56
Second Quarter	$4.17	$1.65
Third Quarter	$2.79	$1.45
Fourth Quarter	$3.20	$0.25

Holders

As of March 4, 2009, there were approximately 455 holders of record of 6,592,953 shares of our common stock.

Dividend Policy

In order to maintain its qualification as a REIT under the Code, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the dividends made deduction and by excluding net capital gain).  We currently intend, to the extent practicable, to distribute substantially all of our REIT taxable income and net capital gain each year.  We may distribute an amount in excess of our REIT taxable income, which amount will be treated as a return of capital to the stockholder.  We anticipate that dividends generally will be paid from cash available for distribution (generally equal to cash from operations other than repayments of mortgage loan principal less an amount set aside for creation or restoration of reserves during the quarter).  However, the actual amount and timing of the dividends will be as determined and declared by our board of directors and will depend on our financial condition, earnings and other factors.  In August 2006, our board of directors voted to authorize a Dividend Declaration Policy that allows, at the Company’s discretion, for dividends to be declared monthly instead of quarterly.  During June 2008, our Board of Directors decided to suspend the payment of dividends.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our annual taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated.  Dividends declared per share for the year ended December 31, 2008 and December 31, 2007, are listed below:

Date of Declaration	Record Date	Date Paid	Dividend Per Share *
January 16, 2008	February 8, 2008	February 28, 2008	$0.04
February 21, 2008	March 7, 2008	March 28, 2008	0.04
March 19, 2008	April 4, 2008	April 25, 2008	0.03
April 24, 2008	May 12, 2008	May 30, 2008	0.03
May 22, 2008	June 9, 2008	June 27, 2008	0.02

Dividends declared per common share for year ended December 31, 2008			$0.16

Date of Declaration	Record Date	Date Paid	Dividend Per Share *
March 21, 2007	April 9, 2007	April 26, 2007	$0.15
April 19, 2007	May 9, 2007	May 30, 2007	0.05
May 14, 2007	June 7, 2007	June 26, 2007	0.05
June 7, 2007	July 9, 2007	July 26, 2007	0.05
July 23, 2007	August 9, 2007	August 30, 2007	0.05
August 20, 2007	September 10, 2007	September 28, 2007	0.05
September 19, 2007	October 10, 2007	October 30, 2007	0.05
October 16, 2007	November 9, 2007	November 29, 2007	0.05
November 15, 2007	December 3, 2007	December 28, 2007	0.05
December 11, 2007	December 31, 2007	January 29, 2008	0.06

Dividends declared per common share for year ended December 31, 2007			$0.58

*  Dividends are rounded to two decimal places.

Performance Graph

The following graph, provided by Research Data Group, Inc., compares the cumulative total return to stockholders of our common stock for the period from June 1, 2006, the date our stock began trading to December 31, 2008 under the symbol VRTA, to the cumulative total return of the Nasdaq Composite Index (U.S.) and the NAREIT Mortgage Index for the same period. This graph assumes the investment of $100.00 on June 1, 2006 in our common stock, the Nasdaq Composite Index (U.S.) and NAREIT Mortgage Index (published by the National Association of REITs) and assumes any dividends are reinvested.

Date	Vestin Realty Mortgage I, Inc	NASDAQ Composite	FTSE NAREIT Mortgage
June 1, 2006	$100.00	$100.00	$100.00
June 30, 2006	$108.10	$99.84	$103.42
September 30, 2006	$125.25	$104.15	$103.35
December 31, 2006	$108.23	$112.09	$110.33
March 31, 2007	$122.19	$112.60	$94.59
June 30, 2007	$124.09	$120.54	$88.30
September 30, 2007	$122.81	$125.61	$63.44
December 31, 2007	$108.55	$122.39	$63.61
March 31, 2008	$97.09	$105.17	$50.03
June 30, 2008	$43.77	$106.25	$47.75
September 30, 2008	$55.21	$94.29	$43.89
December 31, 2008	$22.83	$71.30	$39.58

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

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of December 31, 2008, we had purchased 243,613 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $0.7 million.

The following is a summary of our stock purchases during the three months ended December 31, 2008, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
October 1 – October 31, 2008	--	$--	--	$5,000,000
November 1 – November 30, 2008	113,963	2.29	113,963	4,739,000
December 1 – December 31, 2008	129,650	3.04	129,650	4,345,000

Total	243,613	$2.69	243,613	$4,345,000

ITEM 6.	SELECTED FINANCIAL DATA

	Balance at
Vestin Realty Mortgage I, Inc.	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004	6/30/2005
					(Unaudited)
Balance Sheet Data:
Investments in real estate loans (net of allowance)	$29,729,000	$47,716,000	$48,631,000	$51,309,000	$41,027,000	$54,878,000
Cash and marketable securities – related party	$4,255,000	$8,751,000	$3,626,000	$9,904,000	$20,510,000	$3,162,000
Real estate held for sale	$3,586,000	$3,505,000	$3,689,000	$2,497,000	$11,645,000	$7,757,000
Real estate held for sale-seller financed	$--	$--	$7,911,000	$8,797,000	$10,802,000	$10,374,000
Assets under secured borrowing	$--	$--	$310,000	$2,719,000	$3,177,000	$11,391,000
Total assets	$38,168,000	$61,211,000	$65,332,000	$76,724,000	$87,882,000	$88,363,000
Total liabilities	$546,000	$993,000	$2,993,000	$4,404,000	$5,886,000	$15,092,000
Stockholder's equity	$37,622,000	$60,218,000	$62,339,000	$--	$--	$--
Members’ equity	$--	$--	$--	$72,320,000	$81,996,000	$73,271,000

	For the Year Ended	For the Year Ended	For the Twelve Months Ended	For the Six Months Ended	For the Six Months Ended	For the Nine Month Transition Period Ended
	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004	6/30/2005

Income Statement Data:
Revenues	$3,012,000	$4,857,000	$4,615,000	$3,050,000	$3,030,000	$4,883,000
Operating expenses	14,355,000	3,210,000	4,596,000	492,000	758,000	2,562,000

Operating income (loss)	(11,343,000)	1,647,000	19,000	2,558,000	2,272,000	2,321,000
Non-operating income (loss)	(2,043,000)	440,000	348,000	89,000	52,000	114,000
Income (loss) from real estate held for sale	(8,143,000)	723,000	220,000	419,000	(95,000)	(1,307,000)

Net income (loss)	$(21,529,000)	$2,810,000	$587,000	$3,066,000	$2,229,000	$1,128,000
Income (loss) from operations per common share / membership unit	$(1.66)	$0.24	$0.00	$0.33	$0.27	$0.29
Basic and diluted earnings (loss) per common share / membership unit	$(3.14)	$0.41	$0.09	$0.40	$0.27	$0.14
Cash dividends declared per common share / cash distributions per membership unit	$0.16	$0.58	$0.64	$0.30	$0.32	$0.47
Weighted average common shares / membership units	6,851,729	6,871,671	6,882,809	7,668,098	8,334,448	7,919,977

The information in this table should be read in conjunction with the accompanying audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this document.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the year ended December 31, 2008, December 31, 2007, and the twelve months ended December 31, 2006.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K and our reports on Form 10-Q, Part I, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-K.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.

These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part I Item 1A Risk Factors of this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008.  We recognized a provision for loan losses of approximately $12.3 million for the year ended December 31, 2008.  Recognition of this provision was driven largely by the increase in non-performing assets, coupled with the deteriorating economic situation that has driven down real estate values and limited the availability of credit to our borrowers who had anticipated securing take-out financing to repay our loan.  As of December 31, 2008, we had 16 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $19.9 million, net of allowance for loan losses of approximately $15.4 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $23.5 million or 62% of our total assets as of December 31, 2008, as compared to approximately $15.5 million or 24% of our total assets as of December 31, 2007.  At December 31, 2008, non-performing assets consisted of approximately $3.6 million of real estate held for sale and approximately $19.9 million of non-performing loans, net of allowance for loan losses.  None of the real estate held for sale as of December 31, 2008 was generating any income from rentals or other sources.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans.  This increase in loan defaults has materially harmed our operating results and led to the suspension of dividends to our stockholders.  For additional information regarding our non-performing loan see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

As of December 31, 2008, we had loans with common guarantors.  For additional information regarding loans with common guarantors see Note C – Financial Instruments and Concentrations of Credit Risk of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

As of March 4, 2009, one performing loan, totaling $1.2 million, subsequently became delinquent in interest payments.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  However, no assurance can be given at this time that full payment will be received on this newly delinquent loan.

As of December 31, 2008, our loan-to-value ratio was 84.75%, net of allowances for loan losses, on a weighted average basis generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination.  Additional marked increases in loan defaults accompanied by a rapid decline in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect upon our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of December 31, 2008, we have provided a specific reserve allowance for 14 non-performing loans and 7 performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financials statements in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.  We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources.  See discussion under – “Capital and Liquidity.”

As of December 31, 2008, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oklahoma, Oregon, Texas and Washington.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2008

Total Revenues:  For the year ended December 31, 2008, total revenues were approximately $3.0 million compared to approximately $4.9 million during the year ended December 31, 2007, a decrease of approximately $1.9 million or 38%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased to approximately $2.6 million during the year ended December 31, 2008, compared to approximately $4.4 million during the same period in 2007, primarily due to the increase in non-performing loans referred to above.  Our revenue is also dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of December 31, 2008, our investment in real estate loans was approximately $46.1 million compared to our investment in real estate loans of approximately $53.7 million as of December 31, 2007.  This decline is largely attributable to the increase in non-performing assets, which has reduced the amount of cash available for investment in new loans and the increase of real estate owned properties acquired through the foreclosures of our investments in real estate loans.  For additional information see Note D- Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

•	During the year ended December 31, 2008, we earned $43,000 in revenue from principal payments on notes receivable that were fully reserved, compared to $281,000 during the same period in 2007.

•	During the year ended December 31, 2008, we recognized approximately $0.4 million from a settlement with a prior borrower.

Total Operating Expenses:  For the year ended December 31, 2008, total operating expenses were approximately $14.4 million compared to approximately $3.2 million during the year ended December 31, 2007, an increase of approximately $11.2 million or 347%.  Expenses were primarily affected by the following factors:

•
Operating expenses increased primarily as a result of the recognition of provision for loan losses totaling approximately $12.3 million, compared to approximately $1.3 million for the same period in 2007.  See “Specific Loan Allowance” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.  During the year ended December 31, 2008, we foreclosed on seven loans, totaling approximately $8.4 million with expenses of $57,000, and classified the collateralized properties as real estate held for sale.  See Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K

•
Professional fees increased $71,000 during the year ended December 31, 2008 compared to the same period in 2007, primarily due to the legal fees relating to the legal actions that have been filed against us in connection with the REIT conversion.  See Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

•	Other expenses increased approximately $0.1 million or 24% for the year ended December 31, 2008, as a result of expenses related to non-performing loans.

Total Non-Operating Income (Loss):  For the year ended December 31, 2008, total non-operating loss was approximately $2.0 million compared to non-operating income of approximately $0.4 million during the year ended December 31, 2007, a decline of approximately $2.4 million or 547%.  This is decline is primarily due to the following factors:

•
During the year ended December 31, 2008, we recorded a loss on sale of real estate loan of $75,000 as a result of the sale on a non-performing loan, Silver Star Destinations, LLC, to an unrelated third party for approximately $9.9 million, of which our portion was approximately $0.3 million.  At the time of the sale, the loan was carried at approximately $0.3 million, which included an allowance for loan loss of approximately $0.4 million.

•
During the year ended December 31, 2008, we recognized an other-than-temporary impairment of our marketable securities-related party, totaling approximately $2.2 million.  In addition, we experienced a decrease of $43,000 or 29% of interest income from banking institutions due to a decrease in cash balances referred to above.

Total Loss from Real Estate Held for Sale:  For the year ended December 31, 2008, total losses from real estate held for sale were approximately $8.1 million compared to income of approximately $0.7 million during year ended December 31, 2007, a decrease of approximately $8.8 million or 1226% due in significant part to the following factors:

•
We wrote down approximately $7.8 million on eight properties held for sale during the year ended December 31, 2008.  These write downs resulted from declining real estate values which adversely impacted the value of the properties we acquired through foreclosure.  As of December 31, 2008, we had seven properties held for sale totaling approximately $3.6 million compared to one property held for sale as of December 31, 2007 totaling approximately $3.5 million  For additional information see Note F – Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

•
We recorded a gain on sale of real estate held for sale related to seller financed loans of approximately $1.3 million during the year ended December 31, 2007, as a result of two seller financed loans being paid in full.  Upon the sale of real estate held for sale where we provide financing, GAAP requires the new borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow us to record the sale of the property.  In addition, the borrower must maintain a minimum commitment in the property on a continuing basis.  Therefore, until the borrower meets these requirements, the proceeds received from the borrower are recorded as a deposit liability or applied to the balance of the real estate held for sale - seller financed, depending on the guidelines established by GAAP.  We have no real estate held for sale – seller financed as of December 31, 2008 and no related income during the year ended December 31, 2008.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the year ended December 31, 2008, we declared cash dividends approximately $0.16 per common share.  For tax purposes, approximately $0.02 per common share is classified as ordinary dividends and the balance of approximately $0.14 per common share is classified as non-dividend distributions.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income or cash flow from operations determined in accordance with GAAP as a measure of operating performance.  Our total taxable income represents the aggregate amount of taxable income generated by us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP.  REIT taxable income excludes the undistributed taxable income of TRS I, Inc., which is not included in REIT taxable income until distributed to us.  Subject to certain TRS value limitations, there is no requirement that the TRS I, Inc. distribute their earnings to us.  Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of dividends to our stockholders, we believe that presenting investors with the information management uses to calculate our taxable income is useful to investors in understanding the amount of the minimum dividends that we must declare to our stockholders so as to comply with the rules set forth in the Internal Revenue Code.  Because not all companies have identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to those reported by other companies.

In addition to satisfying the 90% taxable income distribution rule referred to above, the amount of distribution we make is ultimately based on distributing 100% of the REIT taxable income in order to limit any tax liability.  The distribution of this additional 10% of REIT taxable income is typically made in the following tax year as IRC section 858 allows us to carry back dividends made, for example, in 2008 to 2007, for the purposes of zeroing out our 2007 REIT taxable income.  As a result, included in the dividends of approximately $1.1 million declared during the year ended December 31, 2008 is approximately $0.2 million that was used to reduce our 2007 REIT taxable income to zero.

The table below reconciles the differences between reported net income and total estimated taxable income and estimated REIT taxable income for the year ended December 31, 2008:

For the Year Ended
December 31, 2008
Net loss, as reported	$(21,530,000)
Add (deduct):
Provision for loan losses	12,327,000
Write down on real estate held for sale	7,820,000
Net tax loss on foreclosure of real estate loans	(3,388,000)
Book loss on sale of real estate held for sale	97,000
Tax loss on sale of real estate held for sale	(284,000)
Book loss on sale of real estate loan	75,000
Tax loss on sale of real estate loan	(441,000)
Recovery of allowance for doubtful notes receivable	(43,000)
Provision for doubtful accounts related to receivable	68,000
Payment on accrued legal expenses	(272,000)
Impairment of marketable securities-related party	2,181,000
Non-dividend distribution from VRM II	(103,000)
Tax loss on receivables deemed uncollectable	(41,000)
Total taxable loss	(3,534,000)
Less: Taxable income attributable to TRS I, Inc.	(38,000)

Estimated REIT taxable loss (prior to deductions for dividends paid)	$(3,572,000)

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

Total Operating Expenses:  For the year ended December 31, 2007, total operating expenses were approximately $3.2 million compared to approximately $4.6 million during the twelve months ended December 31, 2006, a decrease of approximately $1.4 million or 30.2%.  Expenses were primarily affected by the following factors:

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

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income or cash flow from operations determined in accordance with GAAP as a measure of operating performance.  Our total taxable income represents the aggregate amount of taxable income generated by us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP.  REIT taxable income excludes the undistributed taxable income of TRS I, Inc., which is not included in REIT taxable income until distributed to us.  Subject to certain TRS value limitations, there is no requirement that the TRS I, Inc. distribute their earnings to us.  Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of dividends to our stockholders, we believe that presenting investors with the information management uses to calculate our taxable income is useful to investors in understanding the amount of the minimum dividends that we must declare to our stockholders so as to comply with the rules set forth in the Internal Revenue Code.  Because not all companies have identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to those and reported by other companies.

In addition to satisfying the 90% taxable income distribution rule referred to above, the amount of distribution we make is ultimately based on distributing 100% of the REIT taxable income in order to limit any tax liability.  The distribution of this additional 10% of REIT taxable income is typically made in the following tax year as IRC section 858 allows us to carryback dividends made, for example, in 2007 to 2006, for the purposes of zeroing out our REIT taxable income.  As a result, included in the $4.0 million in dividends made during the year ended December 31, 2007 is approximately $0.4 million that was used to zero out our 2006 REIT taxable income.

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

Dividends:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of non-cash income over 5% of our REIT taxable income.  During the twelve months ended December 31, 2006 we declared dividends to our stockholders of approximately $2.6 million.

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

During the year ended December 31, 2008, net cash flows provided by operating activities approximated $1.7 million.  Operating cash flows were adversely impacted by the payment of approximately $0.4 million in legal fees relating to legal actions that have been filed against us in connection with the REIT conversion and RightStar.  In addition, we incurred approximately $7.8 million in write-downs on real estate held for sale and approximately $12.3 million in provisions for loan losses, during the year ended December 31, 2008.  These write-downs and provisions represent the decreases in the fair value of these properties, which will affect the amount of proceeds we will receive from future sales of these assets.

Cash flows related to investing activities consisted of cash provided by loan payoffs and sales of real estate loans of approximately $18.4 million and cash used for new investments and purchases of real estate loans totaling approximately $21.2 million.  Cash flows used for financing activities consisted of dividends to stockholders, net of reinvestment, of approximately $1.5 million.

At December 31, 2008, we had approximately $3.5 million in cash, $0.7 million in marketable securities – related party and approximately $38.2 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term.  In the event that our current cash resources prove insufficient, we have no facility in place to raise additional funds and we believe that, given current market conditions, it might be very difficult for us to increase our capital resources, either from lenders or equity investors.

Since we comply with the REIT requirements and distribute at least ninety percent (90%) of our annual taxable income, our sources of liquidity include; repayments of outstanding loans, dividend reinvestments by our stockholders, arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.  We rely primarily upon repayment of outstanding loans and proceeds from sales of real estate held for sale to provide capital for investment in new loans.  The significant level of defaults on outstanding loans has reduced the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This has diminished our capital resources and impaired our ability to invest in new loans.  During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our annual taxable income.

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling approximately $19.9 million and $3.6 million, respectively, as of December 31, 2008, compared to approximately $11.3 million and $3.5 million, respectively, as of December 31, 2007.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

As of March 4, 2009, one performing loan, totaling $1.2 million, subsequently became delinquent in interest payments.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  However, no assurance can be given at this time that full payment will be received on this newly delinquent loan.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

We have no current plans to sell any new shares except through our dividend reinvestment program.  As of March 4, 2009, approximately 4% of our stockholders owning less than 1% our outstanding shares have elected to reinvest their dividends.  The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of December 31, 2008, we had purchased 243,613 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $0.7 million.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 27 real estate loans, as of December 31, 2008, with a balance of approximately $46.1 million as compared to investments in 34 real estate loans as of December 31, 2007, with a balance of approximately $53.7 million.

As of December 31, 2008, we had 16 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $19.9 million, net of allowance for loan losses of approximately $15.4 million, which does not include the allowances of approximately $1.0 million relating to the decrease in the property value for performing loans as of December 31, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.  During January 2009, we foreclosed upon one non-performing loan, Redwood Place, LLC, and classified it as real estate held for sale.  As of March 4, 2009, we had 15 loans considered non-performing.

During March 2007, our manager extended the Mid-State Raceway loan from March 31, 2007 to March 31, 2008.  As of March 31, 2008, this loan had a balance of approximately $19.8 million, of which our portion was approximately $2.8 million.  This loan was paid in full on April 10, 2008.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of December 31, 2008, we have provided a specific reserve related to 14 non-performing loans and 7 performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the year ended December 31, 2008, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Investments in Real Estate Held for Sale

At December 31, 2008, we held seven properties with a total carrying value of approximately $3.6 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2008:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Notes payable (1)	$19,000	$19,000	$--	$--	$--
Total	$19,000	$19,000	$--	$--	$--

(1)	See Note I – Notes Payable of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2008, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$510,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$2,548,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(510,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(2,548,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2008, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$461,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$2,306,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(461,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(2,306,000)

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At December 31, 2008, our aggregate investment in real estate loans was approximately $29.7 million, net of allowance of approximately $16.4 million, with a weighted average effective interest rate of 12.36%.  The weighted average interest rate of 12.36% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2008, was 12.54%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at December 31, 2008, was 18 months.  All but one of the outstanding real estate loans at December 31, 2008, was a fixed rate loan.  The variable interest rate loan was considered non-performing as of December 31, 2008, see Note D – Investments in Real Estate Loans in the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.  All of the real estate loans are held for investment purposes; none are held for sale.

We intend to hold such real estate loans to maturity.  As of December 31, 2008, none of our loans had a prepayment penalty, although 17 of our loans, totaling approximately $18.7 million, had an exit fee.  Out of the 17 loans with an exit fee, 8 loans, totaling approximately $13.8 million, were considered non-performing as of December 31, 2008.

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

The following table contains information about the investment of real estate loans in our portfolio as of December 31, 2008.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2009 through 2013 and thereafter and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets approximate their fair value as of December 31, 2008.

	Interest Earning Assets Aggregated by Maturity at December 31, 2008
Interest Earning Assets	2009	2010	2011	2012	2013	Thereafter	Total
	(a)
Investments In Real Estate Loans	$44,282,000	$1,838,000	$-	$-	$-	$-	$46,120,000

Weighted Average Interest Rates	12.44%	10.41%	--%	--%	--%	--%	12.36%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to December 31, 2008.

At December 31, 2008, we also had approximately $4.3 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Vestin Realty Mortgage I, Inc.

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage I, Inc., (“the Company”) as of December 31, 2008 and 2007 and related consolidated statements of operations, equity and other comprehensive income (loss) and cash flows for the years ended December 31, 2008 and 2007 and for the twelve months ended December 31, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage I, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the twelve months ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2009, expressed an unqualified opinion thereon.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
March 26, 2009

FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2008	December 31, 2007

Assets
Cash	$3,546,000	$6,556,000
Investment in marketable securities - related party	709,000	2,195,000
Interest and other receivables, net of allowance of $58,000 at December 31, 2008 and $0 at December 31, 2007	531,000	1,019,000
Notes receivable, net of allowance of $605,000 at December 31, 2008 and $684,000 at December 31, 2007	--	--
Real estate held for sale	3,586,000	3,505,000
Investment in real estate loans, net of allowance for loan losses of $16,391,000 at December 31, 2008 and $6,014,000 at December 31, 2007	29,729,000	47,716,000
Due from related parties	--	121,000
Other assets	67,000	99,000

Total assets	$38,168,000	$61,211,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$313,000	$581,000
Due to related parties	214,000	--
Notes payable	19,000	--
Dividend payable	--	412,000

Total liabilities	546,000	993,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost 243,613 shares at December 31, 2008 and 0 at December 31, 2007	(655,000)	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,631,453 shares issued and outstanding at December 31, 2008 and 6,873,416 shares issued and outstanding at December 31, 2007	1,000	1,000
Additional paid in capital	62,262,000	62,255,000
Accumulated deficit	(23,819,000)	(1,176,000)
Accumulated other comprehensive loss	(167,000)	(862,000)

Total stockholders' equity	37,622,000	60,218,000

Total liabilities and stockholders' equity	$38,168,000	$61,211,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended	For The Year Ended	For The Twelve Months Ended
	12/31/2008	12/31/2007	12/31/2006

Revenues
Interest income from investment in real estate loans	$2,562,000	$4,377,000	$4,558,000
Recovery of allowance for doubtful notes receivable	43,000	281,000	15,000
Other income	407,000	199,000	42,000
Total revenues	3,012,000	4,857,000	4,615,000

Operating expenses
Management fees - related party	277,000	277,000	277,000
Provision for loan loss	12,327,000	1,336,000	3,000,000
Interest expense	3,000	15,000	85,000
Professional fees	996,000	986,000	638,000
Professional fees - related party	94,000	33,000	61,000
Provision for doubtful accounts related to receivable	68,000	86,000	171,000
Loan fees – related party	113,000	--	--
Other	477,000	477,000	364,000
Total operating expenses	14,355,000	3,210,000	4,596,000

Income (loss) from operations	(11,343,000)	1,647,000	19,000

Non-operating income (loss)
Dividend income - related party	110,000	294,000	151,000
Interest income from banking institutions	103,000	146,000	197,000
Loss on sale of investment in real estate loan	(75,000)	--	--
Impairment of marketable securities - related party	(2,181,000)	--	--
Total other non-operating income (loss)	(2,043,000)	440,000	348,000

Income (loss) from real estate held for sale
Revenue related to real estate held for sale	--	26,000	--
Net gain (loss) on sale of real estate held for sale	(97,000)	--	44,000
Gain on sale of real estate held for sale - seller financed	--	1,265,000	245,000
Expenses related to real estate held for sale	(226,000)	(384,000)	(69,000)
Write down on real estate held for sale	(7,820,000)	(184,000)	--
Total income (loss) from real estate held for sale	(8,143,000)	723,000	220,000

Income (loss) before provision for income taxes	(21,529,000)	2,810,000	587,000

Provision for income taxes	--	--	--

NET INCOME (LOSS)	$(21,529,000)	$2,810,000	$587,000

Basic and diluted earnings (loss) per weighted average common share / membership unit	$(3.14)	$0.41	$0.09

Dividends declared per common share / cash distribution to members per membership unit	$0.16	$0.58	$0.64

Weighted average common shares / membership units	6,851,729	6,871,671	6,882,809

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2008

		Treasury Stock		Common Stock
	Units	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Members' Equity	Total
Members' Equity at December 31, 2005	7,509,984	--	$--	--	$--	$--	$--	$4,000	$72,316,000	$72,320,000

Comprehensive Income:
Net Income							2,603,000		(2,016,000)	587,000
Reversal of Unrealized Gain on Marketable Securities								(4,000)		(4,000)
Unrealized Gain on Marketable Securities - Related Party								110,000		110,000
Total Comprehensive Income										693,000

Distributions to Members									(1,822,000)	(1,822,000)
Reinvestments of Distributions	12,846								129,000	129,000
Members' Redemptions	(654,090)								(6,377,000)	(6,377,000)

Reclassify members' equity to stockholders' equity	(6,868,740)			6,868,740	1,000	62,229,000			(62,230,000)	--

Dividends to Stockholder							(2,610,000)			(2,610,000)
Reinvestment of Dividends				1,050	--	6,000				6,000

Stockholders' Equity at December 31, 2006	--	--	$--	6,869,790	$1,000	$62,235,000	$(7,000)	$110,000	$--	$62,339,000

Comprehensive Income:

Net Income							2,810,000			2,810,000
Unrealized Gain on Marketable Securities - Related Party								(972,000)		(972,000)
Total Comprehensive Income										1,838,000

Dividends Declared to Stockholders							(3,979,000)			(3,979,000)
Reinvestment of Dividends				3,626	--	20,000				20,000

Stockholders' Equity at December 31, 2007	--	--	$--	6,873,416	$1,000	$62,255,000	$(1,176,000)	$(862,000)	$--	$60,218,000

Comprehensive Loss:

Net Loss							(21,529,000)			(21,529,000)
Recognition of Unrealized Loss on Marketable Securities – Related Party								862,000		862,000
Unrealized Gain on Marketable Securities - Related Party								(167,000)		(167,000)
Total Comprehensive Loss										(20,834,000)

Purchase of Treasury Stock		243,613	(655,000)	(243,613)	--					(655,000)
Dividends Declared to Stockholders							(1,114,000)			(1,114,000)
Reinvestment of Dividends				1,650	--	7,000				7,000

Stockholders' Equity at December 31, 2008	--	243,613	$(655,000)	6,631,453	$1,000	$62,262,000	$(23,819,000)	$(167,000)	$--	$37,622,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	For The Twelve Months Ended
	12/31/2008	12/31/2007	12/31/2006

Cash flows from operating activities:
Net income (loss)	$(21,529,000)	$2,810,000	$587,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts related to receivable	68,000	86,000	171,000
Loss on sale of investment in real estate loan	75,000	--	--
Write down on real estate held for sale	7,820,000	184,000	--
Gain on sale of real estate held for sale	--	--	(286,000)
Loss on sale of real estate held for sale	97,000	--	--
Gain on real estate held for sale - seller financed	--	(1,265,000)	--
Recovery of allowance for doubtful notes receivable	(43,000)	(281,000)	(15,000)
Provision for loan loss	12,327,000	1,336,000	3,000,000
Gain on sale of marketable securities	--	--	(1,000)
Impairment of marketable securities - related party	2,181,000	--	(1,000)
Amortized interest income	(33,000)	(69,000)	(159,000)
Change in operating assets and liabilities:
Interest and other receivables	420,000	(14,000)	(1,000)
Due to/from related parties	335,000	(120,000)	247,000
Other assets	179,000	25,000	70,000
Accounts payable and accrued liabilities	(246,000)	489,000	203,000
Net cash provided by operating activities	1,651,000	3,181,000	3,815,000

Cash flows from investing activities:
Investments in real estate loans	(20,669,000)	(14,716,000)	(37,455,000)
Purchase of investments in real estate loans from:
VRM II	(500,000)	(4,434,000)	(500,000)
Third parties	--	--	(75,000)
Proceeds from loan payoffs	7,171,000	18,585,000	33,043,000
Principal payments on real estate held for sale-seller financed	--	7,402,000	886,000
Sale of investments in real estate loans to:
VRM II	3,300,000	--	1,350,000
Third parties	7,909,000	--	125,000
Proceeds related to investment in real estate held for sale	62,000	--	2,551,000
Proceeds from sale of real estate held for sale	347,000	--	--
Legal expenses paid and applied against loan allowance	--	(138,000)	(362,000)
Proceeds from note receivable	43,000	297,000	33,000
Purchase of marketable securities - related party	--	(1,214,000)	(1,843,000)
Proceeds from sale of marketable securities	--	--	1,717,000
Purchase of certificates of deposit	--	--	(2,532,000)
Proceeds from maturities of certificates of deposit	--	150,000	2,682,000
Proceeds from unearned revenue	--	--	100,000
Deposit liability	--	519,000	800,000
Net cash provided (used) by investing activities	$(2,337,000)	$6,451,000	$520,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended	For the Year Ended	For The Twelve Months Ended
	12/31/2008	12/31/2007	12/31/2006

Cash flows from financing activities:
Principal payments on notes payable	$(150,000)	$(210,000)	$(1,053,000)
Proceeds from issuance of notes payable	--	188,000	--
Dividends paid to stockholders, net of reinvestments	(1,379,000)	(4,199,000)	(1,502,000)
Dividends paid to stockholders - related party	(140,000)	(378,000)	(72,000)
Purchase of treasury stock at cost	(655,000)	--	--
Members' distributions, net of reinvestments	--	--	(1,668,000)
Members' distributions - related party	--	--	(25,000)
Members' redemptions	--	--	(6,377,000)
Net cash used in financing activities	(2,324,000)	(4,599,000)	(10,697,000)

NET CHANGE IN CASH	(3,010,000)	5,033,000	(6,362,000)

Cash, beginning of period	6,556,000	1,523,000	7,884,000

Cash, end of period	$3,546,000	$6,556,000	$1,522,000

Supplemental disclosures of cash flows information:
Interest paid	$3,000	$15,000	$85,000

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$36,000	$6,000	$--
Dividend payable	$--	$412,000	$1,030,000
Adjustment to allowance for loan loss related to sale of investment in real estate loan	$366,000	$--	$--
Loan rewritten with same or similar collateral	$1,157,000	$5,281,000	$--
Loans funded through secured borrowings	$--	$--	$310,000
Note payable relating to prepaid E & O insurance policy	$169,000	$--	$194,000
Payoff of loans funded through secured borrowings	$--	$310,000	$2,719,000
Real estate held for sale acquired through foreclosure	$8,407,000	$--	$3,702,000
Receivable related to loan rewritten with same or similar property, net of allowance, as collateral applied to unearned income	$--	$--	$40,000
Reinvestment of dividends	$7,000	$20,000	$6,000
Reinvestment of member distributions	$--	$--	$129,000
Adjustment to interest receivable and related allowance associated with sale of investment in real estate loan	$10,000	$--	$--
Unearned revenue from loans rewritten with same or similar property as collateral	$--	$69,000	$66,000
Prepaid amount applied to accounts payable	$22,000	$--	$--
Recognition of unrealized loss on marketable securities – related party	$862,000	$--	$--
Unrealized gain (loss) on marketable securities - related party	$(167,000)	$(972,000)	$110,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Vestin Mortgage is also the manager of Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc. (“inVestin”), a company wholly owned by our manager’s CEO.  These entities have been formed to invest in real estate loans.

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

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated, when new appraisals are received or when management’s assessment of the value has changed, to reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of December 31, 2008.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

We evaluate our available-for-sale investment for other-than-temporary impairment charges in accordance with Emerging Issues Task Force, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and it’s Application to Certain Investments.  FAS 115 and EITF 03-1 require us to determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

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

Fair Value Disclosures

On January 1, 2008, we adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”).  If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs.  The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.

We chose not to elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for financial assets and liabilities transacted during the year ended December 31, 2008.  Therefore, the adoption of FAS 159 had no impact on our consolidated financial statements.

On January 1, 2008, we also adopted FAS No. 157, Fair Value Measurements (“FAS 157”), as required for financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, a one-year deferral of FAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  We do not expect the adoption of FAS 157 as it pertains to non-financial assets and liabilities to have a material impact on our consolidated financial statements.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 – Earnings per Share, by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the years ended December 31, 2008 and 2007.  The following is a computation of the EPS data for the years ended December 31, 2008 and 2007:

	For the Year Ended December 31,
	2008	2007

Net income (loss) to common stockholders	$(21,529,000)	$2,810,000

Weighted average number of common shares outstanding during the period	6,851,729	6,871,671

Basic and diluted earnings (loss) per weighted average common share	$(3.14)	$0.41

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

Common Stock Dividends

During the year ended December 31, 2007, we declared cash dividends approximately $0.58 per common share, representing ordinary income.

During the year ended December 31, 2008, we declared cash dividends approximately $0.16 per common share.  For tax purposes, approximately $0.02 per common share is classified as ordinary dividends and the balance of approximately $0.14 per common share is classified as non-dividend distributions.

During June 2008, our Board of Directors decided to suspend the payment of dividends.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our annual taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated.

Treasury Stock

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of December 31, 2008, we had purchased 243,613 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling approximately $0.7 million.

Segments

We operate as one business segment.

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our taxable income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  The net income tax provision for the year ended December 31, 2008, and 2007, was approximately zero.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits based on management review of these financial institutions.  As of December 31, 2008 and December 31, 2007, we had approximately $3.4 million and $6.4 million, respectively, in excess of the federally insured limits.

As of December 31, 2008, 31%, 20%, 19% and 15% of our loans were in Nevada, Hawaii, Arizona and Oregon, respectively, compared to 30%, 17%, 16% and 15%, at December 31, 2007, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2008, the aggregate amount of loans to our three largest borrowers represented approximately 31% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Hawaii and Nevada with first lien positions, interest rates between 13.0% and 14.0%, with an aggregate outstanding balance of approximately $14.2 million.  As of December 31, 2008, two of our three largest loans, located in Hawaii, were considered non-performing.  At December 31, 2007, the aggregate amount of loans to our three largest borrowers represented approximately 32% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Hawaii, Nevada and Oregon with first lien positions, interest rates between 12.0% and 14.0%, with an aggregate outstanding balance of approximately $17.2 million.  We have a significant concentration of credit risk with our largest borrowers.  Any additional defaults could have a material adverse effect on us.

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

Common Guarantors

As of December 31, 2008, four loans totaling approximately $8.7 million, representing approximately 18.8% of our portfolio’s total value, had a common guarantor.  All four loans were considered non-performing as of December 31, 2008.  As of December 31, 2007, we had six loans totaling approximately $9.2 million with this guarantor, representing approximately 17.1% of our portfolio’s total value, had a common guarantor.  All six loans were considered performing as of December 31, 2007.

For additional information regarding the above non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2008, and 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2008, we had approximately $6.2 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $46.9 million.  These loans had interest reserves of approximately $5.1 million, of which our portion was approximately $0.7 million.  As of December 31, 2008, one of these loans, totaling approximately $18.7 million, which had interest reserves, was considered non-performing.  This loan’s interest reserves, totaling approximately $3.2 million, have been suspended as of December 31, 2008 and we no longer draw monthly interest income from them.  At December 31, 2007, we had approximately $13.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $108.1 million.  These loans had interest reserves of approximately $9.7 million, of which our portion was approximately $1.3 million.

On December 12, 2008, we, VRM II, and Fund III, sold the Silver Star Destinations, LLC loan, which was considered non-performing, to an unrelated third party for approximately $9.9 million, of which our portion was $259,000.  At the time of the sale, the loan was carried at approximately $0.3 million, which included an allowance for loan loss of approximately $0.4 million.  The sale resulted in us recognizing a net loss of $75,000.

As of December 31, 2008, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

Loan Portfolio

Investments in real estate loans as of December 31, 2008, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and Development	--	$--	--%	--%	--%
Commercial	15	34,257,000	12.53%	74.28%	81.82%
Construction	6	1,250,000	11.20%	2.71%	98.17%
Land	6	10,613,000	11.94%	23.01%	92.79%
Total	27	$46,120,000	12.36%	100.00%	84.75%

Investments in real estate loans as of December 31, 2007, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and Development	3	$2,750,000	12.64%	5.12%	63.31%
Commercial	14	31,926,000	12.06%	59.42%	75.64%
Construction	8	1,950,000	11.49%	3.63%	72.38%
Land	9	17,104,000	12.52%	31.83%	61.29%
Total	34	$53,730,000	12.21%	100.00%	69.77%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2008 and December 31, 2007, was 12.54% and 11.68%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2008 and December 31, 2007:

Loan Type	Number of Loans	December 31, 2008 Balance *	Portfolio Percentage	Number of Loans	December 31, 2007 Balance *	Portfolio Percentage

First deeds of trust	21	$40,316,000	87.42%	33	$53,430,000	99.44%
Second deeds of trust	6	5,804,000	12.58%	1	300,000	0.56%
Total	27	$46,120,000	100.00%	34	$53,730,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2008:

Non-performing and past due loans (a)	$36,024,000
January 2009 – March 2009	989,000
April 2009 - June 2009	1,200,000
July 2009 - September 2009	1,000,000
October 2009 - December 2009	5,069,000
January 2010 – March 2010	938,000
Thereafter	900,000

Total	$46,120,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to December 31, 2008.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2008 and December 31, 2007:

	December 31, 2008 Balance *	Portfolio Percentage	December 31, 2007 Balance *	Portfolio Percentage

Arizona	$8,710,000	18.89%	$8,344,000	15.53%
California	4,546,000	9.86%	3,750,000	6.98%
Hawaii	9,307,000	20.18%	9,307,000	17.32%
Nevada	14,298,000	31.00%	16,085,000	29.94%
New York	--	--%	2,819,000	5.25%
Oklahoma	1,237,000	2.68%	1,891,000	3.52%
Oregon	6,734,000	14.60%	8,134,000	15.14%
Texas	900,000	1.95%	3,000,000	5.58%
Washington	388,000	0.84%	400,000	0.74%
Total	$46,120,000	100.00%	$53,730,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2008 Balance (a)	December 31, 2007 Balance
Balance per loan portfolio	$46,120,000	$53,730,000
Less:
Allowance for loan losses (b)	(16,391,000)	(6,014,000)
Balance per consolidated balance sheet	$29,729,000	$47,716,000

(a)
We recognized an impairment loss of $94,000, which was applied to the 2503 Panorama, LLC loan balance, related to the restructuring of a loan, whereby the interest rate was reduced from 12% to 6% starting in May 2008.  As of December 31, 2008, we, VRM II and Fund III recognized an allowance for loan loss of approximately $4.0 million, of which our portion was approximately $0.6 million, related to this loan.  In addition, we recognized an impairment loss of $46,000, which was applied to the VBP Partners, LLC loan balance, related to the modification of the loan, whereby the interest rate was reduced from 11.5% to 8% starting in October 2008.  Interest payments will be payable semi-annually at 3% beginning March 25, 2009, and accrued at 5% payable at the end of the loan.  As of December 31, 2008, we and VRM II recognized an allowance for loan loss of approximately $3.7 million, of which our portion was approximately $0.3 million, related to this loan.

(b)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2008, we had 16 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $19.9 million, net of allowance for loan losses of approximately $15.4 million, which does not include the allowances of approximately $1.0 million relating to the decrease in the property value for performing loans as of December 31, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  At December 31, 2008, the following loans were non-performing:

•
RightStar, Inc. (Part I & Part II), are loans secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii with an outstanding balance of approximately $32.3 million of which our portion is approximately $9.3 million ($4.4 million for Part I and $4.9 million for Part II).  The lenders have commenced a judicial foreclosure on the loans, Part I and Part II.  As of December 31, 2008, based on our manager’s evaluation and an updated appraisal , our manager has provided a specific allowance of approximately $14.4 million, of which our portion is approximately $4.7 million.  See Note M – Legal Matters Involving The Company for further information.

•
Monterrey Associates, L.P. is a non-performing loan, which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is approximately $1.2 million.  As of December 31, 2008, this loan has been considered non-performing for the last twenty-eight months.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of our foreclosure of a Deed of Trust and sale of other collateral located in Kansas City, Missouri securing the non-performing loan.  We filed a Petition to set aside the sale of the Missouri collateral, which the court dismissed.  We appealed the dismissal and are awaiting a decision.  We are vigorously contesting Monterrey’s position; however, we cannot determine at this time the outcome of these legal proceedings.  As of December 31, 2008, based on our manager’s evaluation, our manager has provided a specific allowance for the full amount of the loan totaling approximately $4.4 million, of which our portion is approximately $1.2 million.

•
World Capital Durango Alpha is a loan to provide financing for the development of 9.27 acres of land located in Las Vegas, NV with an outstanding balance of approximately $7.1 million of which our portion is $1.3 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of December 31, 2008, this loan has been considered non-performing for the last eight months.  On October 29, 2008, the borrower filed for bankruptcy protection.  Our manager was successful in lifting the automatic stay from bankruptcy, and has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  The foreclosure sale is scheduled for March 30, 2009.  As of December 31, 2008, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance totaling approximately $2.0 million, of which our portion is approximately $0.4 million.

•
Peoria 180, LLC is a loan, with a variable interest rate, to provide financing for the development of 171 acres located in Glendale, Arizona with an outstanding balance of $18.0 million of which our portion is $2.0 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of December 31, 2008, this loan has been considered non-performing for the last eight months.  Our manager has commenced foreclosure proceedings and has been awarded a default judgment against the guarantors for approximately $24.4 million, although it cannot be determined at this time how much, if any, can be recovered from the guarantors.  On September 26, 2008, the borrower filed for bankruptcy protection.  As of December 31, 2008, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $15.0 million, of which our portion is approximately $1.7 million.  On March 23, 2008, we, VRM II and Fund III, sold the Peoria 180, LLC loan to an unrelated third party for $3.0 million.  The sale resulted in no gain or loss.

•
Redwood Place, LLC is a loan that provided for the acquisition and conversion to condominiums of a 186-unit apartment complex located in Phoenix, Arizona.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $15.0 million, of which our portion is approximately $2.3 million.  The loan matured on April 5, 2008, and the borrower failed to either pay the loan or extend the term.  As of December 31, 2008, this loan has been considered non-performing for the last eight months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  On August 27, 2008, the borrower filed for bankruptcy protection.  On September 30, 2008, we, VRM II, and Fund III reached a tentative settlement agreement with the borrower to foreclose upon the property.  The guarantors entered into a confession of judgment for an amount of $1.1 million and agreed to pay annual deficiency payments starting on September 30, 2009, monthly interest payments starting on November 1, 2008 and accrued property taxes due on or before November 28, 2008.  The guarantors are currently in default under the settlement agreement, and we intend to proceed against them, however it cannot be determined at this time how much, if any, will be collected.  As of December 31, 2008, based on our manager’s evaluation and pending sales agreement, our manager has provided a specific allowance of approximately $7.0 million, of which our portion is approximately $1.1 million.  On January 16, 2009, we, VRM II, and Fund III foreclosed upon Redwood Place, LLC and classified the property as real estate held for sale.  During February 2009, our manager received a sales agreement to purchase the property for approximately $8.7 million, of which our portion would be approximately $1.4 million.  There can be no assurance that the sale will be completed.

•
WCP Warm Springs Holdings 1, LLC is a loan to provide financing for 10 acres of vacant land located in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $8.5 million, of which our portion is approximately $2.0 million.  As of December 31, 2008, this loan has been considered non-performing for the last seven months.  On October 29, 2008, the borrower filed for bankruptcy protection.  Our manager was successful in lifting the automatic stay, and has commenced both foreclosure proceedings and litigation to enforce the personal guarantees.  As of December 31, 2008, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $4.1 million, of which our portion is approximately $1.0 million.

•
Babuski, LLC is a loan to provide financing for 9.23 acres of land in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $9.5 million, of which our portion is approximately $1.5 million.  The borrowers defaulted and the loan became non-performing.  On October 16, 2008, we, VRM II and Fund III entered into a forbearance agreement to postpone the foreclosure date on the property.  The guarantor paid $250,000 for cost and interest due related to the loan.  As of December 31, 2008, this loan has been considered non-performing for the last seven months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of December 31, 2008, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of December 31, 2008.

•
Bright Haven Builders, LLC is a construction loan to provide financing for 10 single family residential lots (lots 74 and 169-177) located within Cherry Meadows Subdivision located in Yelm, WA.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $2.2 million, of which our portion is approximately $0.4 million.  As of December 31, 2008, this loan has been considered non-performing for the last seven months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of December 31, 2008, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $0.8 million, of which our portion is approximately $0.1 million.  On March 6, 2009, we and, VRM II foreclosed upon Bright Haven Builders, LLC and classified the property as real estate held for sale.

•
South Bay Villas, LLC is a construction loan to provide financing for a 48 unit condominium building which is part of the Desert Sands Condominiums Phase 2 located in Laughlin, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is $0.2 million.  As of December 31, 2008, this loan has been considered non-performing for the last seven months.  A settlement agreement has been negotiated with the borrower, wherein they will be responsible for the completion of the property at the borrower’s expense, with the lenders to receive 100% of the net sales proceeds from the sale of condominiums units until the loan has been repaid in full.  As of December 31, 2008, based on our manager’s evaluation of completion costs for the project and an updated appraisal, our manager has provided a specific allowance of approximately $1.2 million, of which our portion is $43,000.

•
Barger Road Cottages, LLC is a commercial loan to provide financing for the Alpine Meadow Retirement Community, consisting of 23 cottage units with garages, community building and surplus land, located in Eugene, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is approximately $4.4 million.  As of December 31, 2008, this loan has been considered non-performing for the last seven months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On January 7, 2009, the main principal of the borrower filed for bankruptcy protection and has filed a motion to enjoin us from proceeding to foreclose.  Our legal counsel is opposing the motion and is confident that we will prevail in our position.  As of December 31, 2008, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of December 31, 2008.

•
Lohrey Investments, LLC is a commercial loan to provide financing for income producing property located in Gilroy, CA.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $16.0 million, of which our portion is $3.0 million.  As of December 31, 2008, this loan has been considered non-performing for the last six months.  Our manager has commenced foreclosure proceedings, and has been awarded a default judgment against the guarantors for approximately $21.3 million, although it cannot be determined at this time how much, if any, can be recovered from the guarantors.  During October 2008, the tenant, who is a related party to the borrower, filed for bankruptcy protection and then on January 6, 2009 the borrower filed for bankruptcy protection.  On February 11, 2009, the guarantors filed for bankruptcy protection.  The property is not currently generating any income.  As of December 31, 2008, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $7.2 million, of which our portion is approximately $1.4 million.

•
Cascadia Canyon, LLC is a commercial loan to provide financing for 12.39 acres of land plus the SUMCO North Campus, SUMCO South Campus located in Salem, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $19.5 million, of which our portion is approximately $2.3 million.  As of December 31, 2008, this loan has been considered non-performing for the last five months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of December 31, 2008, based on our manager’s evaluation, an updated appraisal and current sales price, our manager has provided a specific allowance totaling approximately $10.3 million, of which our portion is approximately $1.2 million.

•
VBP Partners, LLC is a land loan to provide financing for approximately 4.14 acres of land located in Las Vegas, NV.  The loan is secured by a first lien on the property and is guaranteed by the principals of the borrower.  The outstanding balance on the loan is approximately $7.9 million, of which our portion is $0.7 million.  As of November 7, 2008, the borrower had been delinquent for the last month; however, the borrower was in negotiations to sell the property and had indicated that payment would be received upon completion of the sale.  The sale was not completed and as of December 31, 2008, this loan has been considered non-performing for the last three months.  As of December 31, 2008, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $3.7 million, of which our portion is approximately $0.3 million.  In addition, we recognized an impairment loss of $46,000, which was applied to the loan balance, related to the modification of the loan, whereby the interest rate was reduced from 11.5% to 8% starting in October 2008.  Interest payments will be payable semi-annually at 3% beginning March 25, 2009, and accrued at 5% payable at the end of the loan.  As March 25, 2009, this loan was considered performing.  Our manager will continue to evaluate our position in the loan.

•
WHM Copper Mountain Investments, LLC is a land loan to provide financing for various parcels of land within Copper Mountain Ranch Master Planned Community totaling approximately 2,330 acres lying within sections 15, 16, 21, 28 & 33 of the Copper Mountain Ranch Master Planned Community located in Casa Grande, AZ.  The loan is secured by a first lien on the property and is guaranteed by the principals of the borrower.  The outstanding balance on the loan is $22.3 million, of which our portion is approximately $3.2 million.  As of December 31, 2008, this loan has been considered non-performing for the last three months.  On October 31, 2008, the borrower filed for bankruptcy protection.  Our manager has commenced legal action to enforce the personal guarantees.  As of December 31, 2008, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $4.9 million, of which our portion is approximately $0.8 million.

•
Meadowlark Assisted Living Community, LLC is a commercial loan to provide financing for a 74 bed Assisted Living/Memory Care residential facility, located on approximately 4.35 acres of land, located in the Yreka, CA.  The loan is secured by a second lien on the property, with a preexisting first lien of approximately $3.5 million, and is guaranteed by the principals of the borrower.  The outstanding balance on the second lien loan is approximately $3.8 million, of which our portion is approximately $1.5 million.  As of December 31, 2008, this loan has been considered non-performing for the last three months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of December 31, 2008, based on our manager’s evaluation and foreclosure of the first lien position, our manager has provided a specific allowance for the full amount of the loan totaling approximately $3.8 million, of which our portion is approximately $1.5 million.

The following schedule summarizes the non-performing loans as of December 31, 2008:

Loan Name	Balance at December 31, 2008	Allowance for Loan Loss *	Net Balance at December 31, 2008	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
RightStar, Inc. (Part I & Part II)	$9,307,000	$(4,678,000)	$4,629,000	3/31/2004	57	24% of Part I 35% of Part II
Monterrey Associates, L.P.	1,237,000	(1,237,000)	--	9/1/2006	28	28%
World Capital Durango Alpha (2)	1,300,000	(366,000)	934,000	5/16/2008	8	18%
Peoria 180, LLC	2,000,000	(1,667,000)	333,000	6/30/2008	8	11%
Redwood Place, LLC	2,337,000	(1,087,000)	1,250,000	4/5/2008	8	16%
WCP Warm Springs Holdings 1, LLC	1,986,000	(955,000)	1,031,000	5/10/2008	7	23%
Babuski, LLC	1,500,000	--	1,500,000	6/17/2008	7	16%
Bright Haven Builders, LLC	388,000	(135,000)	253,000	3/28/2008	7	18%
South Bay Villas, LLC	200,000	(43,000)	157,000	5/6/2008	7	3%
Barger Road Cottages, LLC	4,434,000	--	4,434,000	12/5/2008	7	74%
Lohrey Investments, LLC	3,000,000	(1,351,000)	1,649,000	10/29/2008	6	19%
Cascadia Canyon, LLC	2,300,000	(1,212,000)	1,088,000	2/12/2009	5	12%
VBP Partners, LLC	654,000	(310,000)	344,000	9/26/2008	3	8%
WHM Copper Mountain Investments, LLC	3,173,000	(835,000)	2,338,000	12/11/2009	3	17%
Meadowlark Assisted Living Community, LL	1,546,000	(1,546,000)	--	8/7/2009	3	41%
Total	$35,362,000	$(15,422,000)	$19,940,000

*	Please refer to Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Management’s evaluation may include, but is not limited to, appraisals, real estate broker comps, the borrower’s current financial standing and other market conditions.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of December 31, 2008, we have provided specific reserves, related to 14 non-performing loans and 7 performing loans, of approximately $16.4 million.  Our manager evaluated the loans and, based on current estimates regarding the value of the remaining underlying collateral or the borrowers’ ability to pay, believes that such collateral is sufficient to protect us against further losses of principal.  However, such estimates could change or the value of underlying real estate could decline.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any dividends payable to our stockholders.

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the year ended December 31, 2008.  Following the table is a discussion of the status of each identified loan and the reasons for the recording of additional reserves during the year ended December 31, 2008.

Description	Balance at December 31, 2007	Specific Reserve Allocation	Sales & Transfers to REO	Balance at December 31, 2008
RightStar, Inc. (Part I & Part II)	$4,678,000	$--	$--	$4,678,000
Monterrey Associates, L.P.	673,000	564,000	--	1,237,000
Brawley CA 122, LLC	255,000	--	(255,000)	--
Peoria 180, LLC	183,000	1,484,000	--	1,667,000
Terravita, LLC (a)	225,000	--	--	225,000
V & M Homes at the Palms, Inc.	--	605,000	(605,000)	--
Redwood Place, LLC	--	1,087,000	--	1,087,000
2503 Panorama, LLC (a)	--	644,000	--	644,000
MRPE, LLC	--	584,000	(584,000)	--
VBP Partners, LLC	--	310,000	--	310,000
Silver Star Destinations, LLC	--	366,000	(366,000)	--
WCP Warm Springs Holdings 1, LLC	--	955,000	--	955,000
Bright Haven Builders, LLC	--	135,000	--	135,000
Lohrey Investments, LLC	--	1,351,000	--	1,351,000
South Bay Villas, LLC	--	43,000	--	43,000
Meadowlark Assisted Living Community, LLC	--	1,546,000	--	1,546,000
WHM Copper Mountain Investments, LLC	--	835,000	--	835,000
World Capital Durango Alpha (2)	--	366,000	--	366,000
Wolfpack Properties, LLC (a)	--	29,000	--	29,000
ExecuSuite Properties, LLC (a)	--	14,000	--	14,000
SE Property Investments, LLC (a)	--	11,000	--	11,000
Devonshire, LLC (a)	--	37,000	--	37,000
Building A, LLC & Building C, LLC (a)	--	9,000	--	9,000
Cascadia Canyon, LLC	--	1,212,000	--	1,212,000
Total	$6,014,000	$12,187,000	$(1,810,000)	$16,391,000

(a)	As of December 31, 2008, these loans were considered performing.

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

We have evaluated the estimated value of the underlying collateral and the expected cost and length of litigation.  Based on this estimate we have maintained our total specific reserve allowance for loss.  The reserve allowance includes approximately $0.5 million for estimated litigation fees and expenses that we have incurred in enforcing our rights against the underlying collateral, which were fully consumed as of December 31, 2007.  We will continue to evaluate our position in the RightStar loan as the situation progresses.  As of December 31, 2008, our specific reserve allowance on the RightStar loans totaled approximately $4.7 million.

Monterrey Associates, L.P. – As of December 31, 2008, our manager has provided a specific reserve allowance, for the outstanding balance of the loan, related to a non-performing commercial loan on a 248-unit apartment complex in Oklahoma City, OK, of approximately $4.4 million, of which our portion was approximately $1.2 million.  This specific reserve allowance was based on our manager’s evaluation and an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008, and our manager’s evaluation.  Our manager will continue to evaluate our position in the loan.

Peoria 180, LLC – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of approximately $15.0 million, of which our portion was approximately $1.7 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan obtained by our manager during February 2009.  As of December 31, 2008, the loan was considered non-performing.  On March 23, 2008, we, VRM II and Fund III, sold the Peoria 180, LLC loan to an unrelated third party for $3.0 million.  The sale resulted in no gain or loss.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100 unit condominium/apartment project in North Las Vegas, NV, totaling approximately $0.7 million, of which our portion was approximately $0.2 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during January 2008.  During February 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which included a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $1.0 million.  The terms of the rewritten loan remain the same as those of the original loans and the loan was performing as required as of December 31, 2008.  Our manager will continue to evaluate our position in the loan.

Redwood Place, LLC – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan for the acquisition and conversion to condominiums of a 186-unit apartment complex located in Phoenix, Arizona, of approximately $7.0 million, of which our portion was approximately $1.1 million.  This specific reserve allowance was based on our manager’s evaluation and pending sales agreement, obtained by our manager during February 2009.  On January 16, 2009, we, VRM II, and Fund III foreclosed upon Redwood Place, LLC and classified the property as real estate held for sale.  During February 2009, our manager received a sales agreement to purchase the property for approximately $8.7 million, of which our portion would be approximately $1.4 million.  There can be no assurance that the sale will be completed.

2503 Panorama, LLC – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a performing loan for a 5,700 square foot penthouse located on the 25th floor of Panorama Towers I in Las Vegas, NV, of approximately $4.0 million, of which our portion is approximately $0.6 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during February 2009.  In addition, we recognized an impairment loss of $94,000, which was applied to the loan balance, related to the restructuring of the loan, whereby the interest rate was reduced from 12% to 6% starting in May 2008.  Our manager will continue to evaluate our position in the loan.

VBP Partners, LLC – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a performing loan for the development of 4.14 acres of land located in Las Vegas, NV, of approximately $3.7 million, of which our portion is approximately $0.3 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.  In addition, we recognized an impairment loss of approximately $46,000, which was applied to the loan balance, related to the modification of the loan, whereby the interest rate was reduced from 11.5% to 8% starting in October 2008.  Interest payments will be payable semi-annually at 3% beginning Mach 25, 2009, and accrued at 5% payable at the end of the loan.  As March 25, 2009, this loan was considered performing.  Our manager will continue to evaluate our position in the loan.

WCP Warm Springs Holdings 1, LLC – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on 10 acres of vacant land located in Las Vegas, NV, of approximately $4.1 million, of which our portion is approximately $1.0 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during September 2008.  Our manager will continue to evaluate our position in the loan.

Bright Haven Builders, LLC – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on 10 single family residential lots (lots 74 and 169-177) located within Cherry Meadows Subdivision located in Yelm, WA, of approximately $1.0 million, of which our portion is approximately $0.1 million.  This specific reserve allowance was based on our manager’s evaluation of the underlying collateral for this loan during January 2009.  On March 6, 2009, we and, VRM II foreclosed upon Bright Haven Builders, LLC and classified the property as real estate held for sale.

Lohrey Investments, LLC – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on income producing property located in Gilroy, CA, of approximately $7.2 million, of which our portion is approximately $1.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during October 2008.  Our manager will continue to evaluate our position in the loan.

South Bay Villas, LLC – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on a 48 unit condominium building part of the Desert Sands Condominiums Phase 2 located in Laughlin, NV, of approximately $1.2 million, of which our portion is $43,000.  This specific reserve allowance was based on completion costs of the property evaluated by our manager during October 2008 and updated appraisial.  Our manager will continue to evaluate our position in the loan.

Meadowlark Assisted Living Community, LLC – As of December 31, 2008, our manager has provided a specific reserve allowance for the outstanding balance of the loan, which is a second lien position on a 74 bed Assisted Living/Memory Care residential facility, located on approximately 4.35 acres of land, located in the Yreka, CA, of approximately $3.8 million, of which our portion is approximately $1.5 million.  This specific reserve allowance was based on our manager’s evaluation, which included the foreclosure of the property by the first lien holder.  Our manager will continue to evaluate our position in the loan.

WHM Copper Mountain Investments, LLC – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on approximately 2,330 acres lying within sections 15, 16, 21, 28 & 33 of the Copper Mountain Ranch Master Planned Community located in Casa Grande, AZ, of approximately $4.9 million, of which our portion is approximately $0.8 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

World Capital Durango Alpha, – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on 9.27 acres of land located in Las Vegas, NV, of approximately $2.0 million, of which our portion is approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

Casciadia Canyon, LLC, – As of December 31, 2008, our manager has provided a specific reserve allowance, related to an non-performing loan on 12.39 acres of land plus the SUMCO North Campus, SUMCO South Campus located in Salem, OR, of approximately $10.3 million, of which our portion is approximately $1.2 million.  This specific reserve allowance was based on the current sales price of the underlying collateral for this loan.  Our manager will continue to evaluate our position in the loan.

Wolfpack Properties, LLC, – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a performing loan on a 22,000 SqFt Class A Office Building "B" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $1.2 million, of which our portion is $29,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

ExecuSuite Properties, LLC, – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a performing loan on 22,000 SqFt Class A Office Building "D" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $0.6 million, of which our portion is $14,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

SE Property Investments, LLC, – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a performing loan on 22,000 SqFt Class A Office Building "E" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $0.4 million, of which our portion is $11,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

Devonshire, LLC, – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a performing loan on 22,000 SqFt Class A Office Building "F" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $1.6 million, of which our portion is $37,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

Building A, LLC & Building C, LLC, – As of December 31, 2008, our manager has provided a specific reserve allowance, related to a second lien position performing loan on 3.18 acres of land lying within the Village Business Park and a 45,622 SqFt Office Building "C" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of $106,000, of which our portion is $9,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

As of December 31, 2008, our manager had granted extensions on 14 loans, totaling approximately $140.0 million, of which our portion was approximately $17.5 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and principal.  Subsequent to their extension, 9 of the 14 loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at December 31, 2008 of approximately $104.0 million, of which our portion is approximately $15.9 million.  Subsequent to December 31, 2008, we modified six loans with a common guarantor, one of which was non-performing at December 31, 2008.  As part of the modifications, these loans were extended.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2008 and December 31, 2007:

	As of December 31, 2008
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$5,934,000	$--	$5,934,000
Non-performing loans – related allowance	29,428,000	(15,422,000)	14,006,000
Subtotal nonperforming loans	35,362,000	(15,422,000)	19,940,000

Performing loans – no related allowance	8,989,000	--	8,989,000
Performing loans – related allowance	1,769,000	(969,000)	800,000
Subtotal performing loans	10,758,000	(969,000)	9,789,000

Total	$46,120,000	$(16,391,000)	$29,729,000

*	Please refer to Specific Reserve Allowances above.

	As of December 31, 2007
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$5,631,000	$--	$5,631,000
Non-performing loans – related allowance	11,294,000	(5,606,000)	5,688,000
Subtotal nonperforming loans	16,925,000	(5,606,000)	11,319,000

Performing loans – no related allowance	31,755,000	--	31,755,000
Performing loans – related allowance	5,050,000	(408,000)	4,642,000
Subtotal performing loans	36,805,000	(408,000)	36,397,000

Total	$53,730,000	$(6,014,000)	$47,716,000

Our manager evaluated our loans and, based on current estimates with respect to the value of the underlying collateral, believes that such collateral is sufficient to protect us against further losses of principal or interest.  However, such estimates could change or the value of the underlying real estate could decline.  Our manager will continue to evaluate our loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2008, we owned 225,134 shares of VRM II’s common stock, representing approximately 1.63% of their total outstanding common stock.

During the year ended December 31, 2008, in accordance with FAS 115 and FSP FAS 115-1 and FAS 124-1, we evaluated our investment in VRM II’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we have reversed our unrealized other comprehensive losses and realized losses on our investment to its fair value, as of September 30, 2008, to $3.89 per share totaling approximately $0.9 million dollars and recognizing an impairment of approximately $2.2 million.

As of December 31, 2008, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at December 31, 2008.  We will continue to evaluate our investment in marketable securities on a quarterly basis.  There were no other-than-temporary impairments made during the year ended December 31, 2007.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2008, we held seven properties with a total carrying value of approximately $3.6 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  None of these properties generated income from rentals or other sources during the year ended December 31, 2008.  Expenses incurred during the year ended December 31, 2008, related to our real estate held for sale totaled approximately $8.1 million.  These expenses included approximately $7.8 million in write downs on real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  Set forth below is a roll-forward of investments in real estate held for sale during the year ended December 31, 2008, followed by a discussion of the basis for recording additional write-downs during the year ended December 31, 2008:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2007	Acquisitions	Write Downs	Cash Reductions	Net Cash Proceeds on Sales	Gain (Loss) on Sale of Real Estate	Balance at December 31, 2008

Rio Vista Nevada, LLC (1)	12/21/2006	12%	$3,505,000	$--	$(3,222,000)	$--	$--	$--	$283,000
Pirates Lake, LTD (2)	2/5/2008	35%	--	3,000,000	(2,288,000)	(62,000)	--	--	650,000
Forest Development, LLC (3)	3/7/2008	24%	--	631,000	(187,000)	--	(347,000)	(97,000)	--
Brawley CA 122, LLC (4)	5/1/2008	33%	--	495,000	(189,000)	--	--	--	306,000
V & M Homes at the Palms, Inc. (5)	7/15/2008	26%	--	395,000	(94,000)	--	--	--	301,000
MRPE, LLC (6)	8/11/2008	20%	--	2,830,000	(1,537,000)	--	--	--	1,293,000
Jeffrey's Court, LLC (7)	9/3/2008	20%	--	1,000,000	(275,000)	--	--	--	725,000
Cliff Shadows Properties, LLC (8)	9/8/2008	0.3%	--	56,000	(28,000)	--	--	--	28,000

Total			$3,505,000	$8,407,000	$(7,820,000)	$(62,000)	$(347,000)	$(97,000)	$3,586,000

(1)
Rio Vista Nevada, LLC – During December 2006, we, VRM II and Fund III acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the year ended December 31, 2008, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s evaluation and an updated appraisal obtained during February 2009, the property was written down approximately $25.9 million, of which our portion was approximately $3.2 million, during the year ended December 31, 2008.

(2)
Pirates Lake, LTD – During February 2008, we, VRM II and Fund III acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in October 2008 and the current sales price, the property was written down approximately $6.5 million, of which our portion was approximately $2.3 million.  During June 2008, we received a deposit refund totaling $62,000.  The property is currently listed for sale at $1.8 million, which approximates the total book value, plus selling costs, for this property held by us, VRM II and Fund III.

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

(4)
Brawley CA 122, LLC – During May 2008, we, VRM II, and Fund III acquired through foreclosure proceedings a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in December 2008, the property was written down approximately $0.6 million, of which our portion was approximately $0.2 million, during the year ended December 31, 2008.  The property is currently listed for sale.

(5)
V & M Homes at the Palms, Inc. – During July 2008, we, VRM II, and Fund III acquired through foreclosure proceedings an 80 acre parcel of land in Florence, AZ.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in February 2009, the property was written down approximately $0.4 million, of which our portion was approximately $0.1 million, during the year ended December 31, 2008.  The property is currently listed for sale.

(6)
MRPE, LLC – During August 2008, we, VRM II, and Fund III acquired through foreclosure proceedings 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its analysis, updated appraisal obtained in January 2009, and current sales price, the property was written down approximately $7.6 million, of which our portion was approximately $1.5 million, during the year ended December 31, 2008.  The property is currently listed for sale at approximately $7.0 million, which approximates the total book value, plus selling costs, for this property held by us, VRM II and Fund III.

(7)
Jeffrey's Court, LLC – During September 2008, we, VRM II, and Fund III acquired through foreclosure proceedings 4.92 acres of land to be developed into 119 condominium units in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on its analysis, updated appraisal obtained in January 2009, and current sales price, the property was written down approximately $1.4 million, of which our portion is approximately $0.3 million, during the year ended December 31, 2008.  The property is currently listed for sale.

(8)
Cliff Shadows Properties, LLC – During September 2008, we, VRM II, and Fund III acquired through foreclosure proceedings a 106 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in September 2008 and the current purchase agreement, the property was written down approximately $8.4 million, of which our portion was $28,000, during the year ended December 31, 2008.  During January 2009, our manager received a sales agreement to purchase the property for approximately $9.6 million, of which our portion would be $32,000.  On March 6, 2009, we, VRM II, and Fund III completed the sale of 98 units, with the remaining units pending final escrow.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the years ended December 31, 2008, 2007 and the twelve months ended December 31, 2006, was $277,000, for each period.  We paid our manager $113,000 for unpaid fees owed to our manager from our borrowers.  These unpaid fees became due and payable on demand from us.

As of December 31, 2008, our manager owned 100,000 of our common shares.  For the years ended December 31, 2008, 2007 and the eight months ended December 31, 2006, we declared $16,000, $58,000, and $38,000, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.  During the four months ended April 30, 2006, we recorded pro-rata distributions owed to our manager of $25,000.

During September 2008, we, VRM II and Fund III sold the Forest Development, LLC property to an unrelated third party.  As part of the sale, we, VRM I and Fund III paid our manager a commission of $46,000, shared pro-rata between us, VRM II and Fund III.

As of December 31, 2008, we owed our manager $122,000.  As of December 31, 2007, we owed our manager $2,000.

Transactions with Other Related Parties

As of December 31, 2008, we owned 225,134 common shares of VRM II, representing approximately 1.63% of their total outstanding common stock.  For the year ended December 31, 2008, 2007 and the twelve months ended December 31, 2006, we recognized $110,000, $294,000 and $151,000, respectively, in dividend income from VRM II based on the number of shares we held on the dividend record dates.

As of December 31, 2008, VRM II owned 533,675 of our common shares, representing approximately 8.09% of our total outstanding common stock.  For the year ended December 31, 2008, 2007 and the twelve months ended December 31, 2006, we declared approximately $86,000, $282,000 and $97,000, respectively, in dividends payable to VRM II based on the number of shares VRM II held on the dividend record dates.

During the year ended December 31, 2008, we bought approximately $0.5 million in real estate loans from VRM II and sold $3.3 million in real estate loans to VRM II.  During the year ended December 31, 2007 we bought approximately $4.4 million in real estate loans from VRM II and during the twelve months ended December 31, 2006 we sold approximately $1.4 million in real estate loans to VRM II and bought $0.5 million in real estate loans to VRM II.  No gain or loss resulted from these transactions.

As of December 31, 2008, we owed VRM II $92,000.  As of December 31, 2007, we had receivable from VRM II $123,000.

As of December 31, 2008, 2007 and 2006, we did not have a balance due to or due from Fund III.

During the year ended December 31, 2008, 2007 and the twelve months ended December 31, 2006, we incurred $94,000, $33,000 and $61,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $2.1 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from real estate held for sale – seller financed.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date.  As of December 31, 2008, we have received $36,000 in principal payments.  Payments will be recognized as income when received.  The balance of $122,000 was fully reserved as of December 31, 2008.

During March 2005, we and VRM II sold the 126 unit hotel in Mesquite, Nevada for approximately $5.5 million, of which our share of the proceeds were approximately $1.8 million, which resulted in a loss of $389,000.  In addition, during June 2005, we and VRM II entered into a settlement agreement with the guarantors of the loan in the amount of $2.0 million in exchange for a release of their personal guarantees, of which our share was approximately $0.6 million.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1.1 million from July 2005 through July 2008, at which time the entire balance is due.  As of December 31, 2008, we have received $294,000 in principal payments.  Payments will be recognized as income when received.  The balance of $346,000 was fully reserved as of December 31, 2008.

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

During December 2005, we and VRM II sold the 460 acre residential subdivision in Lake Travis, TX for approximately $5.5 million, of which our portion was approximately $1.8 million.  The purchase price included cash proceeds of $5 million and a $500,000 note receivable with an imputed interest rate of 8% in July 2006.  A net gain of $71,000 resulted from this transaction, of which our portion was $24,000.  The purchaser defaulted on the note and our manager pursued litigation.  During June 2007, we and VRM II entered into a settlement agreement, which reduced the note to $175,000, of which our portion is $60,000.  On July 16, 2007, we and VRM I received a payment totaling $50,000, of which our portion was $17,000.  On July 1, 2008, we and VRM I received an $113,000 payment, of which our portion was $39,000.  The payment represented full settlement of the note and the remaining balance of $4,000 was written off.

During 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ which we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of December 31, 2008, we had received less than $1,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $137,000 was fully reserved as of December 31, 2008.

NOTE I — NOTE PAYABLE

In May 2008, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $31,000 and nine monthly payments of $19,000 beginning on May 27, 2008.  As of December 31, 2008, the outstanding balance of the note was approximately $19,000.

NOTE J — FAIR VALUE

As of December 31, 2008, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of December 31, 2008 measured at fair value on a recurring basis by the input levels prescribed by FAS 157:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2008
Assets
Investment in marketable securities - related party	$709,000	$--	$--	$709,000
Investment in real estate loans	$--	$--	$29,682,000	$29,682,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2008 to December 31, 2008.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2008 and December 31, 2008.

Assets
Investment in real estate loans

Balance on January 1, 2008	$47,562,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(12,187,000)
Change in impairment on restructured loans	(140,000)
Loss on sale of investment in real estate loan	(75,000)
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(9,851,000)
Transfer of allowance on real estate loans to real estate held for sale	1,444,000
New mortgage loans and mortgage loans bought	21,201,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(18,745,000)
Reduction of allowance for loan loss related to sale of investment in real estate loan	366,000
Temporary change in estimated fair value based on future cash flows	107,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on December 31, 2008, net of temporary valuation adjustment	$29,682,000

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1 – Amendments to the Impairment Guidance of EITF Issue No. 99-20.  This FSP affects all entities with certain beneficial interests in securitized financial assets within the scope of EITF Issue No. 99-20.  In determining other-than-temporary-impairment, Issue 99-20 requires reliance on market participant assumptions about future cash flows.  While FAS 115 – Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) uses these same assumptions, it permits the use of reasonable management judgment on the probability that the holder will be unable to collect all amounts due.  This FSP brings the impairment model on beneficial interest held by a transferor in securitized financial assets, to be similar to the impairment model of SFAS 115.  The FSP is effective for interim and annual reporting periods ending after December 15, 2008.  The adoption of this standard did not have a material impact on our financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8 – Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and 46(R)-8”).  This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs, including sponsors that have a variable interest in a VIE.  Additionally, this FSP requires certain disclosures to be provided by a public entity that is (1) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (non-transferor) of financial assets to the qualifying SPE, and (2) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (non-transferor) of financial assets to the qualifying SPE.  This FSP is effective for the first reporting period (interim or annual) that ends after December 15, 2008.  The adoption of this standard did not have a material impact on our financial position or results of operations.

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

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc.  The court certified a class of all former Fund II unit holders who voted against the merger of Fund II into Vestin Realty Mortgage II, Inc., and a subclass of all class members who were over the age of 60 and Nevada residents at the time of the merger.  The trial is currently scheduled to begin on June 19, 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action seeks monetary damages, punitive damages and rescission.  The trial is currently scheduled to begin on April 19, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.  VRM II, Vestin Mortgage, Inc. and Michael Shustek have entered into confidential settlement agreements with individual plaintiffs who collectively held approximately 10% of the total shares at issue in the action.  In addition, four individual plaintiffs have voluntarily withdrawn their claims against us, Vestin Mortgage, Inc. and Michael Shustek with prejudice.

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

The state court complaint further alleges that Desert Land is entitled to void such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.  Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the action, and Mr. Shustek has guaranteed the indemnification.  In December 2008, this lawsuit was settled.  The settlement has no effect on us.

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

We and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc.  The court certified a class of all former Fund I unit holders who voted against the merger of Fund I into Vestin Realty Mortgage I, Inc.  The trial is currently scheduled to begin on June 19, 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of our management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

We, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by approximately 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action seeks monetary damages, punitive damages, and rescission.  The trial is currently scheduled to begin on April 19, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of our management agreement and Fund I’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

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

NOTE N — DIVIDEND REQUIREMENT

To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of non-cash income over 5% of our REIT taxable income.  All dividends will be made at the discretion of our board of directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the board of directors deems relevant.

Our Board of Directors decided to suspend the payment of dividends during June 2008.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our annual taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated.

NOTE O — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following schedule is a selected quarterly financial data for the year ended December 31, 2008 and December 31, 2007:

	For the Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Total revenues	$1,037,000	$1,325,000	$436,000	$214,000	$3,012,000
Total operating expenses	318,000	4,016,000	2,561,000	7,460,000	14,355,000
Total non-operating income (loss)	93,000	67,000	(2,146,000)	(57,000)	(2,043,000)
Total loss from real estate held for sale	(1,333,000)	(2,191,000)	(2,155,000)	(2,464,000)	(8,143,000)

Loss before provision for income taxes	(521,000)	(4,815,000)	(6,426,000)	(9,767,000)	(21,529,000)

Provision for income taxes	--	--	--	--	--

NET LOSS	$(521,000)	$(4,815,000)	$(6,426,000)	$(9,767,000)	$(21,529,000)

Basic and diluted earnings per weighted average common share	$(0.08)	$(0.70)	$(0.93)	$(1.44)	$(3.14)

Dividends declared per common share	$0.11	$0.05	$--	$--	$0.16

Weighted average common shares	6,873,809	6,874,691	6,875,066	6,783,839	6,851,729

Weighted average term of outstanding loans, including extensions	18 months	16 months	19 months	18 months	18 months

	For the Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Total revenues	$1,287,000	$1,475,000	$1,020,000	$1,075,000	$4,857,000
Total operating expenses	331,000	435,000	893,000	1,551,000	3,210,000
Total non-operating income	51,000	93,000	145,000	151,000	440,000
Total income (loss) from real estate held for sale	35,000	(399,000)	(167,000)	1,254,000	723,000

Income before provision for income taxes	1,042,000	734,000	105,000	929,000	2,810,000

Provision for income taxes	--	--	--	--	--

NET INCOME	$1,042,000	$734,000	$105,000	$929,000	$2,810,000

Basic and diluted earnings per weighted average common share	$0.15	$0.11	$0.02	$0.14	$0.41

Dividends declared per common share	$0.15	$0.14	$0.14	$0.15	$0.58

Weighted average common shares	6,870,361	6,871,260	6,872,140	6,872,889	6,871,671

Weighted average term of outstanding loans, including extensions	19 months	20 months	20 months	19 months	19 months

NOTE P — SUBSEQUENT EVENTS

On January 16, 2009, we, VRM II, and Fund III foreclosed upon Redwood Place, LLC and classified the property as real estate held for sale.  During February 2009, our manager received a sales agreement to purchase the property for approximately $8.7 million, of which our portion would be approximately $1.4 million.

On January 26, 2009, we and VRM II, settled with a plaintiff, involved in the breach of contract class action filed in San Diego, whereby we and VRM I, repurchased the plaintiff’s stock and classified it as treasury stock.

As of March 4, 2009, one performing loan, totaling $1.2 million, subsequently became delinquent in interest payments.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  However, no assurance can be given at this time that full payment will be received on this newly delinquent loan.

On March 6, 2009, we and, VRM II foreclosed upon Bright Haven Builders, LLC and classified the property as real estate held for sale.

During January 2009, our manager received a sales agreement to purchase the Cliff Shadows Properties, LLC property for approximately $9.6 million, of which our portion would be $32,000.  On March 6, 2009, we, VRM II, and Fund III completed the sale of 98 units, with the remaining units pending final escrow.

On March 23, 2008, we, VRM II and Fund III, sold the Peoria 180, LLC loan to an unrelated third party for $3.0 million.  The sale resulted in no gain or loss.

SUPPLEMENTARY INFORMATION

Schedule I
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOAN ROLL FORWARD

Balance, December 31, 2005 *	$61,648,000

Additions during the period
New real estate loans and additions	37,898,000
Real estate loans bought	575,000
Deductions during the period
Collections of principal and reductions	34,247,000
Foreclosed loans (Real estate held for sale)	3,702,000
Real estate loans sold	1,475,000

Net Change in 2006	(951,000)

Balance, December 31, 2006 *	$60,697,000

Additions during the period
New real estate loans and additions	15,015,000
Real estate loans bought	4,434,000
Deductions during the period
Collections of principal and reductions	26,416,000
Foreclosed loans (Real estate held for sale)	--
Real estate loans sold	--

Net Change in 2007	(6,967,000)

Balance, December 31, 2007	$53,730,000

Additions during the period
New real estate loans and additions	20,562,000
Real estate loans bought	500,000
Deductions during the period
Collections of principal and reductions	7,170,000
Foreclosed loans (Real estate held for sale)	9,852,000
Real estate loans sold	11,650,000

Net Change in 2008	(7,610,000)

Balance, December 31, 2008	$46,120,000

*  Includes loans related to real estate held for sale – seller financed.

Schedule II
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY TYPE OF PROPERTY

As of December 31, 2008:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Acquisition and Development	--	$--	$--	--	$--
Commercial	6%-15%	$151,070,000	$34,257,000	03/04-04/10	$24,161,000
Construction	10.5%-12.5%	$37,099,000	$1,250,000	03/08-04/09	$588,000
Land	11%-13%	$73,875,000	$10,613,000	05/08-12/09	$10,613,000
Total		$262,044,000	$46,120,000		$35,362,000

As of December 31, 2007:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Acquisition and Development	12%-13.75%	$11,270,000	$2,750,000	07/07-08/07	$2,750,000
Commercial	9%-14%	$188,455,000	$31,926,000	03/04-12/08	$10,544,000
Construction	10.5%-12.5%	$58,006,000	$1,950,000	10/06-07/08	$631,000
Land	10.5%-14%	$110,250,000	$17,104,000	06/07-12/09	$3,000,000
Total		$367,981,000	$53,730,000		$16,925,000

Schedule III
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY LIEN POSITION

As of December 31, 2008:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$211,376,000	6%-14%	$40,316,000	03/04-02/10	$33,816,000
2nd	$50,668,000	10.5%-15%	$5,804,000	02/09-04/10	$1,546,000
Total	$262,044,000		$46,120,000		$35,362,000

As of December 31, 2007:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$366,981,000	9% - 14%	$53,430,000	03/04 - 12/09	$16,925,000
2nd	$1,000,000	10.50%	$300,000	06/08	$--
Total	$367,981,000		$53,730,000		$16,925,000

*  Includes loans related to real estate held for sale – seller financed.

Schedule IV
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2008:

Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	14.0%	03/31/04	Fixed Interest only, Balloon Payment $9,307,000	1st	$26,598,000	$9,307,000	$9,307,000
Commercial	12.0%	02/12/09	Fixed Interest only, Balloon Payment $2,300,000	1st	$19,453,000	$2,300,000	$2,300,000
Commercial	10.0%	10/29/08	Fixed Interest only, Balloon Payment $3,000,000	1st	$16,000,000	$3,000,000	$3,000,000
Commercial	11.5%	04/05/08	Fixed Interest only, Balloon Payment $2,337,000	1st	$14,977,000	$2,337,000	$2,337,000
Commercial	12.0%	12/05/08	Fixed Interest only, Balloon Payment $4,434,000	1st	$6,000,000	$4,434,000	$4,434,000
Commercial	13.0%	12/22/09	Fixed Interest only, Balloon Payment $4,900,000	1st	$5,900,000	$4,900,000	$--
Commercial	12.0%	08/07/09	Fixed Interest only, Balloon Payment $1,546,000	2nd	$3,763,000	$1,546,000	$1,546,000
Land	11.5%	12/11/09	Fixed Interest only, Balloon Payment $3,173,000	1st	$22,300,000	$3,173,000	$3,173,000
Land	11.0%	06/30/08	Variable Interest only, Balloon Payment $2,000,000	1st	$18,000,000	$2,000,000	$2,000,000
Land	12.0%	06/17/08	Fixed Interest only, Balloon Payment $1,500,000	1st	$9,500,000	$1,500,000	$1,500,000
Land	13.0%	05/10/08	Fixed Interest only, Balloon Payment $1,986,000	1st	$8,500,000	$1,986,000	$1,986,000
Total					$150,991,000	$36,483,000	$31,583,000

As of December 31, 2007:

Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	14.0%	03/31/04	Fixed Interest only, Balloon Payment $9,307,000	1st	$26,598,000	$9,307,000	$9,307,000
Commercial	10.5%	07/12/08	Fixed Interest only, Balloon Payment $3,000,000	1st	$25,370,000	$3,000,000	$--
Commercial	12.0%	03/31/08	Fixed Interest only, Balloon Payment $2,819,000	1st	$19,800,000	$2,819,000	$--
Commercial	10.0%	02/29/08	Fixed Interest only, Balloon Payment $3,000,000	1st	$16,000,000	$3,000,000	$--
Commercial	11.5%	04/05/08	Fixed Interest only, Balloon Payment $2,344,000	1st	$15,026,000	$2,344,000	$--
Commercial	10.5%	06/14/08	Fixed Interest only, Balloon Payment $2,750,000	1st	$8,747,000	$2,750,000	$--
Commercial	12.0%	12/05/08	Fixed Interest only, Balloon Payment $4,434,000	1st	$6,000,000	$4,434,000	$--
Land	11.0%	06/30/08	Variable Interest only, Balloon Payment $2,000,000	1st	$17,980,000	$2,000,000	$--
Land	11.5%	12/11/09	Fixed Interest only, Balloon Payment $3,000,000	1st	$17,171,000	$3,000,000	$--
Land	14.0%	01/27/08	Fixed Interest only, Balloon Payment $3,414,000	1st	$16,852,000	$3,414,000	$--
Land	13.0%	06/30/07	Fixed Interest only, Balloon Payment $3,000,000	1st	$8,500,000	$3,000,000	$3,000,000
Land	13.0%	02/10/08	Fixed Interest only, Balloon Payment $1,986,000	1st	$8,500,000	$1,986,000	$--
Total					$186,544,000	$41,054,000	$12,307,000

*  Includes loans related to real estate held for sale – seller financed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2008 have been audited by Moore Stephens Wurth Frazer and Torbet, LLP, our independent registered public accounting firm, as stated in its report, which appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vestin Realty Mortgage I, Inc.

We have audited Vestin Realty Mortgage I, Inc’s., (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Vestin Realty Mortgage I’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vestin Realty Mortgage I, Inc., as of December 31, 2008 and 2007 and the related consolidated statements of operations, equity and other comprehensive income (loss) and cash flows for the years ended December 31, 2008, 2007 and for the twelve months ended December 31, 2006 and our report dated March 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
March 26, 2009

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day to day basis by Vestin Mortgage, a privately held company wholly owned by Vestin Group.

Directors and Executive Officers

The following table sets forth the names, ages as of December 31, 2008 and positions of the individuals who serve as our directors and executive officers as of December 31, 2008:

Name	Age	Title

Michael V. Shustek	50	President, Chief Executive Officer and Director
Rocio Revollo	47	Chief Financial Officer
Donovan Jacobs	52	Director
Kenneth A Seltzer (1)(2)(3)	56	Director
Michael Micone (1)(2)(3)	40	Director
Daryl C. Idler, Jr.(1)(2)(3)	64	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

On March 4, 2009, Mr. Micone resigned as a Director and was replaced by Robert J. Aalberts:

Name	Age	Title

Robert J. Aalberts(1)(2)(3)	57	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

The following table sets forth the names, ages as of January 31, 2009 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates:

Name	Age	Title

Michael V. Shustek	50	President, Chief Executive Officer and Chairman
Rocio Revollo	47	Chief Financial Officer
Michael J. Whiteaker	59	Vice President of Regulatory Affairs of Vestin Group
Daniel B. Stubbs	47	Senior Vice President of Vestin Group
Edwin H. Bentzen IV	32	Corporate Controller of Vestin Group

Directors, Executive Officers and certain significant employees of Vestin Realty Mortgage I, Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates

Michael V. Shustek has been a director of our manager and Chairman of the board of directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a Director and CEO of us and Vestin Realty Mortgage II, Inc. (“VRM II”) since January 2006.  In February 2004, Mr. Shustek became the President of Vestin Group.  Mr. Shustek also serves on the loan committee of our manager and its affiliates.  In 2003, Mr. Shustek became the Chief Executive Officer of our manager.  In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990.  In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures.  In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  See Note L Legal Matters Involving The Manager in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal matters involving our manager and Mr. Shustek.

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

Michael J. Whiteaker has been Vice President of Regulatory Affairs of our manager and Vestin Group since May 1999.  Mr. Whiteaker is experienced in the banking and finance regulatory fields, having served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada.  Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans.  From 1973 to 1982, Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.  Mr. Whiteaker has previously served on the Nevada Association of Mortgage Brokers, Legislative Committee and is a past member of the State of Nevada, Mortgage Advisory Council. He currently is a director of the Private Lenders Group, an organization devoted to creating and maintaining the highest professional standards possible among licensed Nevada Mortgage brokers.

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

As of March 4, 2009, the Board constituted the following committees:

Audit Committee
Kenneth A Seltzer (Chairman)
Robert J. Aalberts
Daryl C. Idler, Jr.

Compensation Committee
Robert J. Aalberts (Chairman)
Kenneth A. Seltzer
Daryl C. Idler, Jr.

Nominating Committee
Daryl C. Idler, Jr. (Chairman)
Kenneth A. Seltzer
Robert J. Aalberts

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

Robert L. Forbuss has been the President of Strategic Alliances, a business and government affairs consulting organization since February 1999, and was a member of our board from January 2008 to June 2008.  Mr. Forbuss decided not to seek election at the 2008 Annual Meeting of Stockholders.  At the 2008 Annual Meeting of Stockholders, our stockholders voted to elect Michael Micone to the Board of Directors to fill the position held by Mr. Forbuss.  From March 1998 through February 1999, he was the President of Medical Transportation of America. From February 1997 to March 1998, Mr. Forbuss was the Chief Executive Officer of the Southwest Division of American Medical Response.  From March 1994 to February 1997, he was Senior Vice President of Laidlaw Medical Transportation, which had acquired Mercy Medical Services, Inc., a company that Mr. Forbuss founded, owned and managed for 22 years.  The latter four companies are all in the business of providing emergency ambulance and transportation services.  Mr. Forbuss was previously a director of Vestin Group from March 2000 to November 2003.  Mr. Forbuss received his Bachelor of Arts in Public Administration and Political Science from the University of California at Long Beach.

Michael Micone was elected to our board of directors at the 2008 Annual Meeting of Stockholder, held on June 11, 2008 and served as a director from June 2008 to March 2009.  Mr. Micone decided to resign from the board in March 2009.  The remaining board Members appointed Robert J. Aalberts to replace Mr. Micone on our board.  Mr. Micone founded and has served as President of Accountants, Inc. in Reno and Las Vegas, Nevada since 1996. Accountants, Inc. is a placement firm for accountants throughout the state of Nevada.  Prior to the formation of Accountants, Inc., Mr. Micone was a senior manager for the largest health care company in the United States.  Mr. Micone is currently President of the Construction Financial Management Association, Vice President of the Community Council of the Las Vegas Chamber of Commerce and sits on the board of directors for the Nevada Staffing Association an affiliate of the American Staffing Association.  Mr. Micone graduated from the University of Nevada in 1991.

Daryl C. Idler, Jr. has been President and Managing General Partner of Premier Golf Properties, LP, dba Cottonwood Golf Club in Rancho San Diego, California, since 2002 and a member of our board since January 2008.  From 2000 to 2002, Mr. Idler was Executive Vice President and General Counsel to Global Axcess Corp. (GAXC). From 1973 to 2000, Mr. Idler practiced corporate and real estate law in California.  Mr. Idler received his Bachelor’s Degree from the University of Redlands, California and his Juris Doctor from the University of San Diego School of Law.  Mr. Idler has been an active member of the California Bar since 1973.  Mr. Idler is a member of the board of directors of Sonshine Haven in El Cajon, California. In addition, Mr. Idler sits on the Board of Trustees and Board of Administration for Skyline Wesleyan Church in La Mesa, California.  Mr. Idler served in the United States Navy Reserve from 1966 to 1973, with active service from 1967 to 1969.

Donovan J. Jacobs was an employee of Vestin Group from 2000 to 2004 and from September 2005 to October 2006 and has been a member of our board since January 2008.  At Vestin Group, he was responsible for opening and managing three Vestin Mortgage’s branch offices.  Since 1992, Mr. Jacobs has been practicing law in San Diego, California where he represents police officers in both administrative and civil actions.  Mr. Jacobs is a retired San Diego Police Officer, where he served for 13 years.  Mr. Jacobs holds a lifetime teaching credential from the State of California and has taught law and police science at Miramar College, Southwestern College and Central Texas College.  Mr. Jacobs has authored two books on narcotics investigations, Street Crime Investigations and Street Cop.  Mr. Jacobs received his Bachelor’s Degree from San Diego State and his Juris Doctor from Thomas Jefferson School of Law.  Mr. Jacobs was admitted to the California Bar in 1992.

Michael Micone was elected to our board of directors at the 2008 Annual Meeting of Stockholder, held on June 11, 2008 and served as a director from June 2008 until he resigned in March 2009.  The remaining board Members appointed Robert J. Aalberts to replace Mr. Micone on our board.  Mr. Micone founded and has served as President of Accountants, Inc. in Reno and Las Vegas, Nevada since 1996. Accountants, Inc. is a placement firm for accountants throughout the state of Nevada.  Prior to the formation of Accountants, Inc., Mr. Micone was a senior manager for the largest health care company in the United States.  Mr. Micone is currently President of the Construction Financial Management Association, Vice President of the Community Council of the Las Vegas Chamber of Commerce and sits on the board of directors for the Nevada Staffing Association an affiliate of the American Staffing Association.  Mr. Micone graduated from the University of Nevada in 1991.

Robert J. Aalberts was a director of Vestin Group from April 1999 to December 2005, and was a member of our board of directors from January 2006 until he resigned in January 2008.  In March 2009, he was appointed to replace Mr. Micone, who resigned from our Board.  At the time he was appointed to fill the vacancy created by Mr. Micone’s resignation, the Board determined that Mr. Aalberts meets the definition of independent director.  Mr. Aalberts has been a director of VRM II since January 2006.  Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship in the College of Business at the University of Nevada, Las Vegas.  From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana.  From 1982 through 1984, he served as an attorney for Gulf Oil Company.  Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; including Real Estate Law (7th Ed. (2009) 6th Ed. (2006)) published by the Thomson/West Company.  He is also the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law.  Since 1992, Professor Aalberts has been the Editor-in-chief of the Real Estate Law Journal.

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

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of five directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Seltzer, and his term will expire at the 2010 annual meeting of stockholders;

•	The class II directors are Messrs, Jacobs and Aalberts, and their terms will expire at the 2011 annual meeting of stockholders; and

•	The class III directors are Messrs, Idler and Shustek, and their terms will expire at the 2009 annual meeting of stockholders.

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

During the year ended December 31, 2008, the Board held eight meetings, the audit committee held five meeting and the Nominating Committee held two meetings. All of our directors, except for one, during the year ended December 31, 2008, attended at least 80% of the aggregate of all Board and applicable standing committee meetings.  The remaining director, Robert L. Forbus, attended 100% of the Audit Committee and Nominating Committees meetings and two of the four Board meeting held during his time on the Board.  Directors are encouraged to attend annual meetings of our stockholders.  At the last annual meeting of stockholders, all of the five then-current directors attended.

Board Committees

Our board of directors has appointed an audit committee, a nominating committee and a compensation committee.  There are no family relationships among any of our directors or executive officers.

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Seltzer (chair), Mr. Aalberts and Mr. Idler, met in March 2009 in connection with the audit of our 2008 financial statements, and the audit committee members held a total of five meetings in fiscal 2008. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

•	Selecting and hiring our independent auditors;

•	Evaluating the qualifications, independence and performance of our independent auditors;

•	Approving the audit and non-audit services to be performed by our independent auditors;

•	Reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies;

•	Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; and

•	Reviewing with management and our auditors any earnings announcements and other public announcements regarding our results of operations.

Our independent auditors and internal financial personnel regularly meet privately with our audit committee and have unrestricted access to this committee.  Our Audit Committee currently consists of Mr. Seltzer, Mr. Idler and Mr. Aalberts.  Our board of directors has determined that each of these directors meet the independence standards for audit committee members and that Mr. Seltzer meets the financial expertise requirements set forth in Section 407 of the Sarbanes Oxley Act of 2002.

Nominating Committee – Our Nominating Committee’s was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2008, the Nominating Committee, consisting of Mr. Micone, Mr. Seltzer and Mr. Idler, Jr (chair), held two meetings.  Our nominating committee currently consists of Mr. Aalberts, Mr. Seltzer and Mr. Idler, Jr (chair).

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager, Vestin Mortgage, Inc.; and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2008 the Compensation Committee, consisting of Mr. Idler, Mr. Seltzer and Mr. Micone (chair), held no meetings.  Our compensation committee currently consists of Mr. Idler, Mr. Seltzer and Mr. Aalberts (chair).  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

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

We do not pay any compensation to our executive officers.  We pay a management fee of up to 0.25% of the amounts raised by us and Fund I through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2008, we paid our manager $277,000 for its management services, which represented less than 10% of the revenues received by our manager and its affiliates in 2008.

Our independent directors receive $500 for each board meeting and committee meeting they attend, whether in person or by phone, and are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of January 31, 2009, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 6,592,953 shares of our common stock as of January 31, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Vestin Reality Mortgage II, Inc. 8379 West Sunset Rd. Las Vegas, NV 89113	Sole voting and investment power of 533,675 shares	8.09%

Michael V. Shustek 6149 South Rainbow Boulevard Las Vegas, NV 89118	Sole voting and investment power of 286,041 shares and shared voting and investment power of 533,675 shares	12.43%

The following table sets forth the total number and percentage of our common stock beneficially owned as of January 31, 2009, by:

•	Each director;

•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 6,592,953 shares of our total outstanding common stock as of January 31, 2009.

Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	6149 S. Rainbow Blvd. Las Vegas, NV 89118	819,716	12.43%
Rocio Revollo	6149 S. Rainbow Blvd. Las Vegas, NV 89118	--	--
John Dawson (2) (4)	3052 Sabine Hill Ave. Henderson, NV 89052	3,200	**
Robert J. Aalberts (4)	2901 El Camino Ave. Las Vegas, NV 89102	440	**
Frederick J. Zaffarese Leavitt (3)	P.O. Box 91683 Henderson, NV 89009	--	--
Roland M. Sansone (3)	2310 E. Sunset Rd #8015 Las Vegas, NV 89119	--	--
Donovan Jacobs (3)	2295 Needham Rd. #41 El Cajon, CA 92020	--	--
Kenneth A Seltzer (3)	17 Candlewyck Dr. Henderson, NV 89052	--	--
Michael Micone (3)	1242 Sonatina Dr. Henderson, NV 89052	--	--
Robert L. Forbuss (3)	4560 S. Decatur Blvd. Suite 300 Las Vegas, NV 89103	--	--
Daryl C. Idler, Jr. (3)	110 West C ST. Suite 1901 San Diego, CA 92101	--	--
All directors and executive officers as a group (7 persons)		823,356	12.49%

**  Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is the Chairman, President and Chief Executive Officer of Vestin Mortgage and indirectly owns all of the capital stock of our manager through Vestin Group.  Mr. Shustek is the beneficial owner of 819,716 shares of our common stock, representing approximately 12.4% of our outstanding common stock as of January 31, 2009.  Mr. Shustek, directly owns 186,041 shares of our common stock (totaling 2.8%) and indirectly owns and has economic benefit of 100,000 shares of our common stock (totaling 1.5%) through his ownership of Vestin Mortgage.  In addition, through his management powers with respect to VRM II, Mr. Shustek has shared voting and dispositive power over the 533,675 shares, owned by VRM II.  Mr. Shustek owns an approximate 8.1% interest in VRM II and is an executive officer and director of VRM II.  Mr. Shustek’s pecuniary interest in our shares owned by VRM II is 40,298 shares.

Mr. Shustek has sole voting and dispositive power with respect to shares owned directly by himself and, with respect to shares owned by Vestin Mortgage.  He has shared voting and dispositive power with respect to shares owned by VRM II.  Voting and dispositive power with respect to shares owned by VRM II is shared with the members of VRM II’s Board of Directors.

(2)	Shares are held by the 12557 Limited Partnership, which Mr. Dawson is the controlling general partner.

(3)
Messrs Dawson, Aalberts, Zaffarese Leavitt, and Sansone resigned as directors on January 16, 2008 and were replaced by Messrs Jacobs, Seltzer, Forbuss and Idler.  Mr. Forbuss was replaced by Mr. Micone at the 2008 Annual Stockholders meeting.  Mr. Micone resigned in March 2009 and was replaced by Mr. Aalberts by the remaining board of directors.

(4)
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

Please refer to Note G – Related Party Transactions in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2008 and 2007, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

	December 31, 2008	December 31, 2007
Audit Fees	$232,000	$256,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 26, 2009
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer and Director	March 26, 2009
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ Donovan J. Jacobs	Director	March 26, 2009
Donovan J. Jacobs

/s/ Kenneth A. Seltzer	Director	March 26, 2009
Kenneth A. Seltzer

/s/ Robert J. Aalberts	Director	March 26, 2009
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	March 26, 2009
Daryl C. Idler, Jr.