Form 10-K
period 2009-12-31
Vestin Realty Mortgage I, Inc.
filed 2010-03-19
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number, including area code 702.227.0965

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	Nasdaq Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

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

Class	Market Value as of June 30, 2009
Common Stock, $0.0001 Par Value	$5,909,283

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 19, 2010
Common Stock, $0.0001 Par Value	6,499,191

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

General

Vestin Fund I, LLC (“Fund I”) was organized in December 1999 as a Nevada limited liability company for the purpose of investing in commercial real estate loans (hereafter referred to as “real estate loans”).  Vestin Realty Mortgage I, Inc. (“VRM I”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Fund I.  On May 1, 2006, Fund I merged into VRM I and the members of Fund I received one share of VRM I’s common stock for each membership unit of Fund I.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to May 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.  Because we were a limited liability company (“LLC”) during the prior periods reflected in this report, we make reference to Fund I’s “members” rather than “stockholders” in reporting our financial results.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”).  We commenced operations in August 2000.

We operate as a real estate investment trust (“REIT”).  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we are required to have a December 31 fiscal year end.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of its subsidiary Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), who is our manager, a Nevada corporation.  Michael Shustek, the CEO and director of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”) that has continued the business of brokerage, placement and servicing of real estate loans.  In addition, Vestin Group owns a significant majority of its subsidiary Vestin Originations.  On September 1, 2007, the servicing of real estate loans was assumed by our manager for us.

Pursuant to a management agreement, our manager is responsible for managing our operations and implementing our business strategies on a day-to-day basis.  Consequently, our operating results are dependent to a significant extent upon our manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage is also the manager of Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC (“Fund II”) and Vestin Fund III, LLC (“Fund III”).  These entities were formed to invest in real estate loans.  VRM II has investment objectives similar to ours, and Fund III has commenced an orderly liquidation of its assets.

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  All significant inter-company transactions and balances have been eliminated in consolidation.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals, who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

Segments

We operate as one business segment.

Real Estate Loan Objectives

As of December 31, 2009, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oregon and Texas.  The loans we invest in are selected for us by our manager from among loans originated by Vestin Originations or non-affiliated mortgage brokers.  When Vestin Originations or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans has been higher than those generally experienced in the mortgage lending industry.  Because of our increased willingness to fund riskier loans, borrowers are generally willing to pay us an interest rate that is above the rates generally charged by other commercial lenders.  We invest a significant amount of our funds in loans in which the real property, held as collateral, is not generating any income to the borrower.  The loans in which we invest are generally riskier because the borrower’s repayment depends on their ability to refinance the loan or develop the property so they can refinance the loan.

Our principal investment objectives are to maintain and grow stockholder value by:

•	Producing revenues from the interest income on our real estate loans;

•	Providing cash dividends from the net income generated by our real estate loans; and

•	Reinvesting, to the extent permissible, payments of principal and net proceeds from sales of foreclosed properties.

Acquisition and Investment Policies

Our objective is to invest approximately 97% of our assets in real estate loans, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans.  As of December 31, 2009, approximately 75% of our assets, net of allowance for loan losses, are classified as investments in real estate loans and secured borrowings.

Generally, the collateral on our real estate loans is the real property that the borrower is purchasing or developing, together with a guarantee from the principal owners of the borrower.  We sometimes refer to these real properties as the security properties.  While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers.

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

Our manager may obtain our loans from an affiliated or non-affiliated mortgage broker.  We may purchase existing loans that were originated by third party lenders or brokered by Vestin Originations to facilitate our purchase of the loans.  Vestin Originations and/or our manager will sell, assign, transfer or convey the loans to us without a premium, but may include its service fees and compensation.

When selecting real estate loans for us, our manager generally adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.  Priority of Loans.  Generally, our assets are secured by first deeds of trust.  First deeds of trust are loans secured by a full or divided interest in a first deed of trust secured by the property.  We will not invest in any loan that is junior to more than one loan.  As of December 31, 2009, approximately 80% of the principal amount of our outstanding investments in loans was secured by first deeds of trust.

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

We may deviate from these guidelines under certain circumstances.  For example, our manager, in its discretion, may increase any of the above loan-to-value ratios if it believes a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees.  Occasionally, our collateral may include personal property attached to the real property as well as real property.  We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan.  These loan-to-value ratios will not apply to financing offered to the purchaser of any real estate acquired through foreclosure or to refinance an existing loan that is in default.  In those cases, our manager, in its sole discretion, may accept financing terms that it believes are reasonable and in our best interest.  As of December 31, 2009, our actual loan-to-value ratio for our loan portfolio as a whole, including allowances for loan losses based on the most recent updated appraisals obtained and our manager’s analysis was 72.35% on a weighted average basis.

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

Appraisals may not reflect subsequent changes in value and may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value.  Realization of the “as-if-developed” value depend upon anticipated zoning changes and successful development efforts by the borrower.  Completion of such development efforts may in turn depend upon the availability of additional financing.  As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the outstanding balance of the loan.

We, or the borrower, retain appraisers who are state certified or licensed appraisers and/or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the National Society of Real Estate Appraisers, American Society of Real Estate Appraisers, or from other appraisers with other qualifications acceptable to Vestin Originations and/or our manager.  However, appraisals are only estimates of value and cannot be relied on as measures of realizable value.  An employee or agent of Vestin Originations or our manager will review each appraisal report and will generally conduct a physical inspection for each property.  A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood, but generally does not include entering any structures on the property.

3.  Terms of Real Estate Loans.  Our loans as of December 31, 2009, had original terms of 6 months to 24 months, excluding extensions.  Most of our loans are for an initial term of 12 months.  Generally, our original loan agreements permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  The weighted average term of outstanding loans, including extensions, at December 31, 2009, was 16 months.

As of December 31, 2009 and December 31, 2008, all of our loans provided for payments of interest only, some of which have accrued interest, with a “balloon” payment of principal payable in full at the end of the term.  In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2009, we had no investments in real estate loans that had interest reserves.  At December 31, 2008, we had approximately $6.2 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $46.9 million.  These loans had interest reserves of approximately $5.1 million, of which our portion was approximately $0.7 million

4.  Escrow Conditions.  Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

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

6.  Note Hypothecation.  We may also acquire real estate loans secured by assignments of secured promissory notes.  These real estate loans must satisfy our stated investment standards, including our loan-to-value ratios, and may not exceed 80% of the principal amount of the assigned note upon acquisition.  For example, if the property securing a note we acquire is a commercial property, the total amount of outstanding debts secured by the property generally must not exceed 75% of the appraised value of the property, and the real estate loan generally will not exceed 80% of the principal amount of the assigned note.  For real estate loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal that was conducted within the then-preceding twelve months.  If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property prior to acquisition of the loan.

7.  Participation.  We participate in loans with other lenders by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above.  We participate in loans with our affiliates, subject to our voluntary compliance with the applicable guidelines of the North American Securities Administrators Association (“NASAA Guidelines”).  The independent directors on our Board may authorize a departure from such NASAA Guidelines.  Typically, we participate in loans if:

•	We did not have sufficient funds to invest in an entire loan;

•	We are seeking to increase the diversification of our loan portfolio; or

•	A loan fits within our investment guidelines, however it would constitute more than 20% of our capital or otherwise be disproportionately large given our then existing portfolio.

Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings.  The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM II and/or Fund III (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements.  In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid.  Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing.  We do not receive any revenues for entering into secured borrowings arrangements.

As of December 31, 2009, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

8.  Diversification.  We voluntarily comply with applicable NASAA Guidelines, unless otherwise approved by the independent members of our board of directors, which provide that we neither invest in or make real estate loans on any one property, which would exceed, in the aggregate, an amount equal to 20% of our stockholders’ equity, nor may we invest in or make real estate loans to or from any one borrower, which would exceed, in the aggregate, an amount greater than 20% of our stockholders’ equity.  As of December 31, 2009, our single largest investment in real estate loans, the RightStar loans, accounted for approximately 38% of our stockholders’ equity.  When funded during March 2003, such loans constituted less than 20% of our stockholders’ equity.  However, our loan portfolio has declined in size primarily due sales, foreclosures and modifications.  The loan’s interest was at 14% per annum and as of December 31, 2009, our portion of the outstanding balance of the loan was $9.3 million.  As of March 19, 2010, this loan was non-performing.  For additional information regarding the above non-performing loans, see the RightStar loans under “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

As of December 31, 2009, we had loans with common guarantors.  For additional information regarding loans with common guarantors see Note C – Financial Instruments and Concentrations of Credit Risk of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

9.  Reserve Fund.  We have established contingency working capital reserves of approximately 3% of our stockholders’ equity to cover our unexpected cash needs.

10.  Credit Evaluations.  When reviewing a loan proposal, our manager determines whether a borrower has sufficient equity in the security property.  Our manager may also consider the income level and creditworthiness of a borrower to determine its ability to repay the real estate loan.

11.  Sale of Real Estate Loan Investments.  Our manager may sell our real estate loans or interest in our loans to either affiliates or non-affiliated parties when our manager believes that it is advantageous for us to do so.  However, we do not expect that our loans will be generally marketable or that a secondary market will develop for them.

Real Estate Loans to Affiliates

We will not invest in real estate loans made to our manager, Vestin Group or any of our affiliates.  However, we may acquire an investment in a real estate loan payable by our manager when our manager has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

Investment of Loans from our manager and Its Affiliates

In addition to those loans our manager selects for us, we invest in loans that were originated by Vestin Originations or other parties as long as the loan(s) otherwise satisfies all of our lending criteria.  However, we will not acquire a loan from or sell a loan to a real estate program in which our manager or an affiliate has an interest except in compliance with applicable NASAA Guidelines or as otherwise approved by the independent members of our board of directors.

Types of Loans We Invest In

We primarily invest in loans that are secured by first or second trust deeds on real property.  Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property and residential loans.  The following discussion sets forth certain guidelines our manager generally intends to follow in allocating our investments among the various types of loans.  Our manager, however, may change these guidelines at its discretion, subject to review by our board of directors.  Actual investments will be determined by our manager pursuant to the terms of the Management Agreement.  The actual percentages invested among the various loan categories may vary as a result of changes in the size of our loan portfolio.

Raw and Unimproved Land Loans

Generally, 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land.  Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property.  We will generally invest in loans for up to 60% of the initial as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value.  As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may depend upon anticipated zoning changes, successful development efforts by the borrower and the availability of additional financing.  As of December 31, 2009, approximately 2% of our loans were in this category.

Acquisition and Development Loans

Generally, 10% to 25% of the loans invested in by us may be acquisition and development loans.  Such loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures.  Such development may include installing utilities, sewers, water pipes, and/or streets, together with the costs associated with obtaining entitlements, including zoning, mapping and other required governmental approvals.  We will generally invest in loans with an initial face value of up to 60% of the appraised value of the property.  Loan-to-value ratios on acquisition and development loans are calculated using as-if developed appraisals.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  As of December 31, 2009, none of our loans were in this category.

Construction Loans

Generally, 10% to 70% of our loans may be construction loans.  Such loans provide funds for the construction of one or more structures on developed land.  Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs.  We will typically require material and labor lien releases by the borrower per completed phase of the project.  We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the initial appraised value of the property and proposed improvements.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  As of December 31, 2009, approximately 2% of our loans were in this category.

Commercial Property Loans

Generally, 20% to 50% of the loans we invest in may be commercial property loans.  Such loans provide funds to allow borrowers to acquire income-producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing.  Generally, we review the initial property appraisal and generally invest in loans for up to 75% of such appraised value of the property.  As of December 31, 2009, approximately 96% of our loans were in this category.

Residential Loans

A small percentage of the loans invested in by us may be residential loans.  Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence.  We will generally invest in loans for up to 75% of the initial value of the property.  As of December 31, 2009, none of our loans were in this category.

Collateral

Each loan is secured by a lien on either a fee simple or leasehold interest in real property as evidenced by a first deed of trust or a second deed of trust.

First Deed of Trust

Most of our loans are secured by first deeds of trust.  Thus as a lender, we will have rights as a first priority lender of the collateralized property.  As of December 31, 2009, approximately 80% of our loans were secured by first deeds of trust.  When funded, such loans constituted more than 85% of our loans.  The percentage of our loans in first deeds of trust has decreased primarily due to the decrease in loans secured by first deeds of trust through sales, foreclosures and modifications.

Second Deed of Trust

Prior to September 2008, our objective has been that not more than 10% of our loan portfolio would be secured by second deeds of trust; subject to our board of directors approving, a higher percentage.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  In a second priority loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first priority lender.  In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first priority lender, but the aggregate indebtedness evidenced by the loan documentation will be the first priority loan plus the new funds the lender invests.  The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.  As of December 31, 2009, approximately 20% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust has increased primarily due to the decrease in loans secured by first deeds of trust through sales, foreclosures and modifications.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2009, none of our loans had a prepayment penalty, although 10 of our loans, totaling approximately $10.5 million, had an exit fee.  Out of the 10 loans with an exit fee, four loans, totaling approximately $8.1 million, were considered non-performing as of December 31, 2009.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Extensions to Term of Loan

Our original loan agreements generally permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of December 31, 2009, our manager had granted extensions on seven loans, totaling approximately $68.3 million, of which our portion was approximately $9.9 million.  Subsequent to their extension, two of the seven loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at December 31, 2009, of $22.0 million, of which our portion is $3.2 million.

Interest Reserves

We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing.  The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances.  At December 31, 2009, we had no investments in real estate loans that had interest reserves.

Balloon Payment

As of December 31, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Loans on Sale of Properties

We may require a borrower to repay a real estate loan upon the sale of the property rather than allow the buyer to assume the existing loan.  We will generally require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives.

Variable Rate Loans

Occasionally we may acquire variable rate loans.  Variable rate loans originated by Vestin Originations may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).  As of December 31, 2009, all of the loans in our real estate loan portfolio were fixed rate loans.

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us.  If we make variable rate loans, our manager and Vestin Originations will attempt to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates.  Additionally, variable rate loans may contain an interest rate floor.

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

Competition

Generally, real estate developers depend upon the timely completion of a project to obtain a competitive advantage when selling their properties.  We have sought to attract real estate developers by offering expedited loan processing, which generally provides quick approval and funding of a loan.  As a result, we have established a market niche as a non-conventional real estate lender.

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

We, our manager, and Vestin Originations are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit.  We are also subject to various other federal and state securities laws regulating our activities.  In addition, our manager is subject to the Employee Retirement Income Security Act of 1974.

The NASAA Guidelines have been adopted by various state agencies charged with protecting the interests of investors.  Administrative fees, loan fees, and other compensation paid to our manager and its affiliates would be generally limited by the NASAA Guidelines.  These Guidelines also include certain investment procedures and criteria, which are required for new loan investments.  We are not required to comply with NASAA Guidelines; however, we voluntarily comply with applicable NASAA Guidelines unless a majority of our unaffiliated directors determines that it is in our best interest to diverge from such NASAA Guidelines.

Because our business is regulated, the laws, rules and regulations applicable to us are subject to modification and change.  There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to broker or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans brokered by us, Vestin Originations, our manager, or otherwise adversely affect our business or prospects.

Employees

We have no employees.  Our manager, Vestin Originations and their parent company, Vestin Group, have provided and will continue to provide most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2009, those Vestin Group entities had a total of 14 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals, who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.  As of December 31, 2009, Strategix Solutions dedicates to us a total of three full-time and no part-time employees.

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

RISKS RELATED TO OUR BUSINESS

Current economic conditions have increased the risk of defaults on our loans.  Defaults on our real estate loans have reduced our revenues and may continue to do so in the future.

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers.  Our performance has been and will continue to be directly impacted by any defaults on the loans in our portfolio.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry.  The sustained period of increased defaults has adversely affected our business, financial condition, liquidity and the results of our operations and may continue to do so in the future.

As of December 31, 2009, our non-performing assets were approximately $13.6 million, representing approximately 55% of our stockholders’ equity.  Non-performing assets included approximately $9.7 million in non-performing loans, net of allowance for non-performing loan losses of approximately $11.6 million, and approximately $3.9 million of real estate held for sale.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of December 31, 2009 and December 31, 2008, we had approximately $12.6 million and $16.4 million in allowances for loan losses, respectively, resulting in net weighted average loan-to-value ratios of 72.35% and 84.75%, respectively.  Not including allowance for loan losses, our weighted average loan-to-value ratio, as of December 31, 2009 and December 31, 2008, was 124.63%, and 160.06%, respectively, primarily as a result of declining real estate values that have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the dividends we pay to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

The current recession and constraints in the credit markets are adversely affecting our operating results and financial condition.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in the U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, an extended period of illiquidity in the credit markets has resulted in a material increase in the number of our loans that are not paid back on time.  A continuation of increased delinquencies, defaults or foreclosures will have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.  Although there may be some signs of the general economy improving, our business has not encountered the same improvement.

In addition, the recession has slowed economic activity, resulting in a decline in new lending.  During the year ended December 31, 2009, we funded five loans in an aggregate amount of approximately $4.7 million as compared to seven loans aggregating $10.7 million and 15 loans aggregating $18.5 million in 2008 and 2007, respectively.  Continuation of the recession may result in our continuing to fund fewer loans, thereby reducing our opportunities to generate interest income.

We have suspended payment of dividends and we cannot predict if and when dividends will be reinstated.

We have not paid any dividends since June 2008 and we do not anticipate paying dividends in the foreseeable future.  Dividends were suspended as a result of our operating losses.  For the years ended December 31, 2009 and 2008, our net losses were approximately $12.5 million and $21.5 million, respectively.  We expect that the current economic conditions will make it difficult for us to attain profitability in the near to mid-term.  We are obligated to distribute not less than 90% or our REIT taxable income.  However, at this time, we cannot predict when or if we will generate taxable income and dividends will be reinstated.

Our underwriting standards and procedures are more lenient than many institutional lenders, which has resulted and may continue to result in a higher level of non-performing assets and less amounts available for distribution.

Our underwriting standards and procedures are more lenient than many institutional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of other financial institutional real estate lenders.  As a result, we have experienced and may continue to experience a higher rate of defaults by our borrowers and an increase in non-performing assets in our loan portfolio.  We approve real estate loans more quickly than other lenders.  We rely heavily on third-party reports and information such as appraisals and environmental reports.  Because of our accelerated due diligence process, we may accept documentation that was not specifically prepared for us or commissioned by us.  This creates a greater risk of the information contained therein being out of date or incorrect.  Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers.  Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security.

We depend upon our real estate security to secure our real estate loans, and we may suffer a loss if the value of the underlying property declines.  We are currently experiencing a trend of declining real estate values, which has reduced the value of our collateral and resulted in losses on defaulted loans.

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

In addition, most of the construction and acquisition and development loan appraisals are prepared on an as-if developed basis, which approximates the post-construction value of the collateralized property assuming such property is developed.  As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value.  Realization of the as-if-developed values may depend upon anticipated zoning changes, successful development by the borrower and the availability of additional financing.  As most of the appraisals will be prepared on an as-if developed basis, if the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute.

Our loan portfolio is concentrated in states that are suffering disproportionately in the current recession.  Lack of geographical diversification increases our vulnerability to market downturns in the Western states.

As of December 31, 2009, approximately 69% of our loans were in Nevada, Arizona and California.  Each of these states has suffered significantly during the current recession, with declining real estate values and high rates of default on real estate loans.  We also have loans in Hawaii, Oregon and Texas.  Our loan concentration in these Western states has increased our vulnerability to the troubled real estate markets in such states.  Real estate markets vary greatly from location to location and our manager has limited experience outside of the Western and Southwestern United States.  Any effort to expand into new geographical regions could be complicated by our manager’s lack of experience in such regions.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of December 31, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

An increased percentage of our loan portfolio consists of second deeds of trust which generally entail a higher degree of risk than first deeds of trust.

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans that we will not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  If we are unable to collect the amounts secured by second deeds of trust, our operating results will suffer and we will have less funds available to distribute to shareholders.  As of December 31, 2009, approximately 20% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust has increased primarily due to a decline in loans secured by first deeds of trust through sales, foreclosures and modifications.  As of December 31, 2009, three of our seven loans secured by second deeds of trust were considered non-performing.  These non-performing loans totaled approximately $22.0 million, of which our portion is approximately $3.7 million.  In addition, all seven of these second position loans had an allowance for loan loss of approximately $26.3 million, of which our portion is approximately $4.6 million.

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

We may need cash to meet our minimum REIT distribution requirements to limit U.S. federal income taxation.  Because we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) to qualify as a REIT and because we intend to distribute substantially all of our REIT taxable income and net capital gain, our ability to expand our loan portfolio will depend in large part on external sources of capital.  In addition, if our minimum distribution requirements to maintain our REIT status and minimize U.S. federal income taxation become large relative to our cash flow as a result of our taxable income exceeding our cash flow from operations, then we may be required to borrow funds or raise capital by selling assets to meet those distribution requirements.

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

We have and may continue to have difficulty protecting our rights as a secured lender.

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

By becoming the owner of property, we have and may continue to incur additional obligations, which may reduce the amount of funds available for distribution.

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

Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.  If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property.  However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive.  Alternatively, if the economy enters a recession as we currently have experienced, real estate development may continue to slow.  The slowdown in real estate lending may mean we will have fewer loans to acquire, thus reducing our revenues and dividends to stockholders.  As a result of the current economic recession, our revenues and dividends have been reduced.

Interest rate fluctuations may affect our operating results as follows:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to our manager or Vestin Originations, not to us.  Our revenues and dividends will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2009, none of our loans had a prepayment penalty, although 10 of our loans, totaling approximately $10.5 million, had an exit fee.  Out of the 10 loans with an exit fee, four loans, totaling approximately $8.1 million, were considered non-performing as of December 31, 2009.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Legal actions seeking damages and roll-up rights has and may continue to harm our operating results and financial condition.

We are a party in several legal actions seeking damages and roll-up rights in connection with the REIT conversion.  See Note L – Legal Matters Involving The Manager and Note M – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.  While we believe these actions are without merit, the defense of such actions has materially increased our legal costs and may require the substantial attention of our management.  The increased legal costs may continue to adversely impact our operating results.  As of December 31, 2009, we have incurred legal expenses of approximately $2.1 million related to such actions and have received reimbursement, subject to a reservation of rights, of approximately $1.2 million of such fees from our Directors and Officers insurance carrier.  No assurance can be made regarding future reimbursement of legal fees.   Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.  On February 11, 2010, we were notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  Plaintiffs' counsel have advised us that they do not intend to appeal the pending judgment in consideration of a proposed waiver by the Defendants of any claim to recover costs from the plaintiffs.  The proposed agreement must be submitted to the court for approval; no assurance can be given that such approval will be granted.

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

Each participant shall have a right of first refusal to buy the other's interest if the co-participant decides to sell its interest.  We will not participate in joint ventures or partnerships with affiliates that are not publicly registered except as permitted by applicable NASAA Guidelines or otherwise approved by the independent members of our board of directors.  If our co-participant affiliate determines to sell its interest in the loan, there is no guarantee that we will have the resources to purchase such interest and we will have no control over a sale to a third party purchaser.

MANAGEMENT AND CONFLICTS OF INTEREST RISKS

Our manager and its affiliates faces conflicts of interest arising from fees received from borrowers.

Vestin Originations will receive substantial fees from borrowers for transactions involving real estate loans.  Many of these fees are paid on an up-front basis.  In some cases, Vestin Originations or our manager may be entitled to additional fees for loan extensions or modifications and loan assumptions, reconveyances and exit fees.  These and other fees are quantified and described in greater detail in our Management Agreement under “Management Agreement — Compensation.”  Vestin Originations’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans.  Our interests may diverge from those of our manager, Vestin Originations and Mr. Shustek to the extent that Vestin Originations benefits from up-front fees that are not shared with us.

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

We paid our manager a management fee of approximately $0.3 million for the year ended December 31, 2009.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $3.2 million and $0.6 million, respectively, in fees directly from borrowers for the year ended December 31, 2009.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM II and Fund III.  Our assets represented approximately 22% of the assets managed by Vestin Mortgage as of December 31, 2009.

We rely on our manager to manage our day-to-day operations and select our loans for investment.

Our ability to achieve our investment objectives and to pay dividends to our shareholders depends upon our manager’s and its affiliate’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers.  Stockholders have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans.  We pay our manager an annual management fee of up to 0.25% of our aggregate capital received by us and Fund I from the sale of shares or membership units.  This fee is payable regardless of the performance of our loan portfolio.  Our manager’s duties to our stockholders are generally governed by the terms of the Management Agreement, rather than by common law principles of fiduciary duty.  Moreover, our manager is not required to devote its employees’ full time to our business and may devote time to business interests competitive to our business.

Our manager’s lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

As of December 31, 2009, our loans were in the following states:  Arizona, California, Hawaii, Nevada, Oregon and Texas.  Depending on the market and on our company’s performance, we may expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

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

Our manager faces conflicts of interest concerning the allocation of its personnel’s time.

Our manager is also the manager of VRM II and Fund III.  VRM II is a company with investment objectives similar to ours and Fund III has commenced an orderly liquidation of its assets.  Our manager and Mr. Shustek, who indirectly owns 100% of our manager, anticipate that they may also sponsor other real estate programs having investment objectives similar to ours.  As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities.  During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would.  Our Management Agreement with our manager does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company.  Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

Our manager faces conflicts of interest relating to other investments in real estate loans.

We expect to invest in real estate loans when one or more other companies managed by our manager are also investing in real estate loans.  There is a risk that our manager may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another program or entity managed by our manager.  Our manager is also the manager of VRM II and Fund III.  VRM II is a company with investment objectives similar to ours and Fund III has commenced an orderly liquidation of its assets.  There are no restrictions or guidelines on how our manager will determine which loans are appropriate for us and which are appropriate for VRM II or another company that our manager manages.  Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

Our manager may face conflicts of interest in considering a possible combination of the Company with VRM II.

VRM II is a company which engages in making mortgage loans similar to the loans that we make and is managed by our manager.  There may be cost savings and operating synergies that could be achieved by our combination with VRM II.  Our management has evaluated issues relevant to a possible combination and at this time, no decision has been made with respect to whether a combination will be pursued, or with respect to the possible form of any such combination.  Since our manager owes a duty to the investors in each of these entities, it could face a conflict of interest in considering such a possible combination.  Any decision with respect to a proposed combination with VRM II will most likely be subject to the approval of our independent directors and stockholders as well as the approval of VRM II’s Board of Directors and stockholders.

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

As of December 31, 2009, we held 11 properties with a total carrying value of approximately $3.9 million recorded as investments in real estate held for sale and no properties in which we or an affiliate provided the financing, recorded as real estate held for sale – seller financed.  United States generally accepted accounting principles (“GAAP”) requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  The real estate held for sale collectively constituted approximately 15% of our assets as of December 31, 2009.

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

The annual gross income tests that must be satisfied to ensure REIT qualification may limit the amount of dividends that we can receive from our taxable REIT subsidiaries and still maintain our REIT status.  Generally, not more than 25% of our gross income can be derived from non-real estate related sources, such as dividends from a taxable REIT subsidiary.  If, for any taxable year, the dividends we receive from our taxable REIT subsidiaries, when added to our other items of non-real estate related income, represent more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.

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

The market price of our common stock since trading commenced on June 1, 2006 to December 31, 2009, has ranged from $0.25 to $7.48.  We own a significant level of non-performing assets and our sector of the market has suffered from the problems encountered by other lenders.  Our stock price may be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2019 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and our stock price could approach our book value per share.  However, no assurance can be given that the stock price will approach book value and then prevailing market conditions may affect the price of our stock even as we near 2019.

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

Two lawsuits have been filed against us, in San Diego and Las Vegas, on behalf of stockholders who claim, among other things, that they were improperly denied roll-up rights in connection with the conversion of Fund I into a REIT.  On February 11, 2010, we were notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  Plaintiffs' counsel have advised us that they do not intend to appeal the pending judgment in consideration of a proposed waiver by the Defendants of any claim to recover costs from the plaintiffs.  The proposed agreement must be submitted to the court for approval; no assurance can be given that such approval will be granted.  We believe the remaining suit is without merit and we intend to vigorously defend against such claims.  Nonetheless, the outcome of the Las Vegas lawsuit cannot be predicted at this time, nor can a meaningful evaluation be made of the potential impact upon us if the plaintiffs were to prevail in their claims.  The resulting uncertainty may depress the price of our stock.  Moreover, concerns about the costs of defense and the potential diversion of our manager’s time to deal with these lawsuits may have an adverse effect upon the price of our stock.

Our charter documents and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter and bylaws and Maryland corporate law contain a number of provisions (as further described in exhibit 3.2 Bylaws of the Registrant under the Exhibit Index included in Part IV, Item 15 – Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K) that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

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

Our manager shares office facilities, in Las Vegas, Nevada, with its parent corporation, Vestin Group.  A company wholly owned by our CEO held a majority interest and an unrelated third party held a minority interest in this building until it was sold during December 2009, to an unrelated third party.  Since December 2009, our manager has been leasing this building, on a month to month basis, from the purchaser.  Our manager is currently seeking new office facilities that will meet their foreseeable office space needs.

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

2008	High	Low

First Quarter	$5.00	$3.56
Second Quarter	$4.17	$1.65
Third Quarter	$2.79	$1.45
Fourth Quarter	$3.20	$0.25

2009	High	Low

First Quarter	$2.45	$0.50
Second Quarter	$1.34	$0.65
Third Quarter	$2.30	$0.78
Fourth Quarter	$1.59	$1.20

Holders

As of March 19, 2010, there were approximately 417 holders of record of 6,499,191 shares of our common stock.

Dividend Policy

In order to maintain its qualification as a REIT under the Code, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the dividends made deduction and by excluding net capital gain).  We currently intend, to the extent practicable, to distribute substantially all of our REIT taxable income and net capital gain each year.  We may distribute an amount in excess of our REIT taxable income, which amount will be treated as a return of capital to the stockholder.  We anticipate that dividends generally will be paid from cash available for distribution (generally equal to cash from operations other than repayments of mortgage loan principal less an amount set aside for creation or restoration of reserves during the quarter).  However, the actual amount and timing of the dividends will be as determined and declared by our board of directors and will depend on our financial condition, earnings and other factors.  In August 2006, our board of directors voted to authorize a Dividend Declaration Policy that allows, at the Company’s discretion, for dividends to be declared monthly instead of quarterly.  During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the year ended December 31, 2009.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our REIT taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.  Dividends declared per share for the year ended December 31, 2008, are listed below:

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

Performance Graph

The following graph, provided by Research Data Group, Inc., compares the cumulative total return to stockholders of our common stock for the period from June 1, 2006, the date our stock began trading to December 31, 2009 under the symbol VRTA, to the cumulative total return of the Nasdaq Composite Index (U.S.) and the NAREIT Mortgage Index for the same period. This graph assumes the investment of $100.00 on June 1, 2006 in our common stock, the Nasdaq Composite Index (U.S.) and NAREIT Mortgage Index (published by the National Association of REITs) and assumes any dividends are reinvested.

Date	Vestin Realty Mortgage I, Inc	NASDAQ Composite	FTSE NAREIT Mortgage
June 1, 2006	$100.00	$100.00	$100.00
June 30, 2006	$108.10	$99.79	$103.42
September 30, 2006	$125.25	$104.41	$103.35
December 31, 2006	$108.23	$112.68	$110.33
March 31, 2007	$122.19	$113.12	$94.59
June 30, 2007	$124.09	$121.86	$88.30
September 30, 2007	$122.81	$124.54	$63.44
December 31, 2007	$108.55	$122.27	$63.61
March 31, 2008	$97.09	$104.59	$50.03
June 30, 2008	$43.77	$105.54	$47.75
September 30, 2008	$55.21	$94.28	$43.89
December 31, 2008	$22.83	$72.26	$43.69
March 31, 2009	$19.63	$70.04	$39.84
June 30, 2009	$23.06	$84.11	$45.77
September 30, 2009	$35.72	$97.39	$55.14
December 31, 2009	$29.93	$104.38	$54.45

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

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our manager deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of December 31, 2009, we had purchased 337,375 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $0.8 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock, during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of December 31, 2009, we had a total of 375,875 shares as treasury stock carried on our books at cost totaling $0.9 million.  As of December 31, 2008, we had a total of 243,613 shares of treasury stock carried on our books at cost totaling approximately $0.7 million.

The following is a summary of our stock purchases during the three months ended December 31, 2009, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
October 1 – October 31, 2009	--	$--	--	$4,210,000
November 1 – November 30, 2009	--	--	--	4,210,000
December 1 – December 31, 2009	500	1.34	500	4,209,000

Total	500	$--	500	$4,209,000

ITEM 6.	SELECTED FINANCIAL DATA

	Balance at
Vestin Realty Mortgage I, Inc.	12/31/2009	12/31/2008	12/31/2007

Balance Sheet Data:

Investments in real estate loans (net of allowance)	$19,746,000	$29,729,000	$47,716,000
Cash, cash equivalents, certificates of deposits and marketable securities-related party	$2,029,000	$4,255,000	$8,751,000
Real estate held for sale	$3,879,000	$3,586,000	$3,505,000
Total assets	$26,275,000	$38,168,000	$61,211,000
Long term liabilities	$--	$--	$--
Total Liabilities	$1,546,000	$546,000	$993,000
Total Stockholders' equity	$24,729,000	$37,622,000	$60,218,000

	For the Year Ended
	12/31/2009	12/31/2008	12/31/2007

Income Statement Data:

Revenues	$1,482,000	$3,012,000	$4,857,000
Operating expenses	8,852,000	14,355,000	3,210,000

Operating income (loss)	(7,370,000)	(11,343,000)	1,647,000
Non-operating income (loss)	(106,000)	(2,043,000)	440,000
Loss from real estate held for sale	(4,999,000)	(8,143,000)	723,000

Net income (loss)	$(12,475,000)	$(21,529,000)	$2,810,000
Income (loss) from operations per common share	$(1.12)	$(1.66)	$0.24
Basic and diluted earnings (loss) per common share	$(1.90)	$(3.14)	$0.41
Cash dividends declared per common share	$--	$0.16	$0.58
Weighted average common shares	6,564,073	6,851,729	6,871,671

The information in this table should be read in conjunction with the accompanying audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this document.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2009, December 31, 2008, and December 31, 2007.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K and our reports on Form 10-Q, Part I, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-K.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part I Item 1A Risk Factors of this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of December 31, 2009, we had nine loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $9.7 million, net of allowance for loan losses of approximately $11.6 million.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $13.6 million or 52% of our total assets as of December 31, 2009, as compared to approximately $23.5 million or 62% of our total assets as of December 31, 2008.  At December 31, 2009, non-performing assets consisted of approximately $3.9 million of real estate held for sale and approximately $9.7 million of non-performing loans, net of allowance for loan losses.  One of the real estate held for sale properties generated net income from rentals totaling $11,000, during the year ended December 31, 2009.  None of the other properties held for sale generated net income during such time period.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We believe that the significant increase in the level of our non-performing assets is a direct result of the continued deterioration of the economy and credit markets.  As the economy has weakened and credit has become more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

The continued deterioration of the economy and credit markets coupled with our increase in non-performing assets has lead to the reduction of new loans funded by us and the reduction of investments in real estate loans.  During the year ended December 31, 2009, we funded five loans totaling approximately $4.7 million, compared to the years ended December 31, 2008 and 2007, when we funded seven and 15 loans totaling approximately $10.7 million and $18.5 million, respectively.  Out of the five loans funded during the year ended December 31, 2009, four of the loans, totaling approximately $4.6 million, were funded during the first five months of the year.  We expect this trend in reduction of new loans to continue in the near future.

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure additional loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

As of December 31, 2009, our loan-to-value ratio was 72.35%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional marked increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of December 31, 2009, we have provided a specific reserve allowance for eight non-performing loans and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of December 31, 2009, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2009

Total Revenues:  For the year ended December 31, 2009, total revenues were approximately $1.5 million compared to approximately $3.0 million during the year ended December 31, 2008, a decrease of approximately $1.5 million or 50%.  Revenues were primarily affected by the following factor:

•
Interest income from investments in real estate loans decreased approximately $1.2 million during the year ended December 31, 2009, from approximately $2.6 million in 2008 to approximately $1.4 million in 2009.  This decrease in interest income is primarily due to the decrease of our investment in real estate loans of approximately $13.8 million during the year ended December 31, 2009.  Our revenue is dependent on the balance of our investment in real estate loans and the interest earned on these loans.  As of December 31, 2009, our investment in real estate loans was approximately $32.3 million compared to our investment in real estate loans of approximately $46.1 million as of December 31, 2008.  This decline is largely attributable to the increase of real estate owned properties acquired through the foreclosure of seven non-performing loans totaling approximately $11.7 million during the year ended December 31, 2009.  In addition, we sold approximately $1.4 million, net of allowance for loan loss of approximately $4.1 million, of our investment in real estate loans.  Interest income has also been adversely affected by the level of non-performing assets in our portfolio and the reduction in new lending activity.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2010.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Total Operating Expenses:  For the year ended December 31, 2009, total operating expenses were approximately $8.9 million compared to approximately $14.4 million during the year ended December 31, 2008, a decrease of approximately $5.5 million or 38%.  Expenses were primarily affected by the following factors:

•
During the year ended December 31, 2009, we recognized a provision for loan loss totaling approximately $5.6 million, compared to approximately $12.3 million for the same period in 2008.  It is premature at this time for us to determine whether or not the reduction in provision for loan loss during the year ended December 31, 2009, as compared to the same period in 2008, is indicative of a trend.  See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

•
Professional fees increased to approximately $2.4 million during the year ended December 31, 2009, compared to $1.1 million during the same period in 2008, primarily due to the legal fees relating to the actions filed against us in connection with the REIT conversion.  On February 11, 2010, we were notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  Plaintiffs' counsel have advised us that they do not intend to appeal the pending judgment in consideration of a proposed waiver by the Defendants of any claim to recover costs from the plaintiffs.  The proposed agreement must be submitted to the court for approval; no assurance can be given that such approval will be granted.  We intend to continue to vigorously defend the Nevada lawsuit.  See Note M – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Total Non-Operating Loss:  For the year ended December 31, 2009, total non-operating loss was $0.1 million compared to total non-operating loss of approximately $2.0 million during the year ended December 31, 2008, a decrease of $1.9 million or 95%, due substantially to the recognition of impairment of our marketable securities-related party, totaling approximately $2.2 million.

Total Loss from Real Estate Held for Sale:  For the year ended December 31, 2009, total losses from real estate held for sale were approximately $5.0 million compared to approximately $8.1 million during the year ended December 31, 2008, a decrease of approximately $3.1 million or 39%.  The loss from real estate held for sale is mainly due to the write-down on 12 real estate held for sale properties of approximately $4.4 million, during the year ended December 31, 2009.  During the year ended December 31, 2008, total write-downs on real estate held for sale was approximately $7.8 million on eight real estate held for sale properties.  In addition, we recorded a net loss on sale of real estate held for sale of approximately $0.3 million on five properties we sold during the year ended December 31, 2009.  For additional information see Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the year ended December 31, 2009, we did not declare any cash dividends.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income or cash flows from operations determined in accordance with GAAP as a measure of operating performance.  Our total taxable income represents the aggregate amount of taxable income generated by us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP.  REIT taxable income excludes the undistributed taxable income of TRS I, Inc., which is not included in REIT taxable income until distributed to us.  Subject to certain TRS value limitations, there is no requirement that the TRS I, Inc. distribute their earnings to us.  Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of dividends to our stockholders, we believe that presenting investors with the information management uses to calculate our taxable income is useful to investors in understanding the amount of the minimum dividends that we must declare to our stockholders so as to comply with the rules set forth in the Internal Revenue Code.  Because not all companies have identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to those reported by other companies.

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the year ended December 31, 2009:

For the Year Ended
December 31, 2009
Net loss, as reported	$(12,475,000)
Add (deduct):
Provision for loan loss	5,689,000
Write-down on real estate held for sale	4,424,000
Net tax loss on foreclosure of real estate loans	(5,164,000)
Book loss on sale of real estate held for sale	341,000
Tax loss on sale of real estate held for sale	(3,577,000)
Recovery of allowance for doubtful notes receivable	(10,000)
Provision for doubtful accounts related to receivable	15,000
Total estimated taxable loss	(10,757,000)
Add: Estimated taxable loss attributable to TRS I, Inc.	1,000

Estimated REIT taxable loss	$(10,756,000)

The Year Ended December 31, 2008

Total Revenues:  For the year ended December 31, 2008, total revenues were approximately $3.0 million compared to approximately $4.9 million during the year ended December 31, 2007, a decrease of approximately $1.9 million or 38%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased to approximately $2.6 million during the year ended December 31, 2008, compared to approximately $4.4 million during the same period in 2007, primarily due to the increase in non-performing loans referred to above.  Our revenue is also dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of December 31, 2008, our investment in real estate loans was approximately $46.1 million compared to our investment in real estate loans of approximately $53.7 million as of December 31, 2007.  This decline is largely attributable to the increase in non-performing assets, which has reduced the amount of cash available for investment in new loans and the increase of real estate owned properties acquired through the foreclosures of our investments in real estate loans.  For additional information see Note D - Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

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

Total Non-Operating Income (Loss):  For the year ended December 31, 2008, total non-operating loss was approximately $2.0 million compared to non-operating income of approximately $0.4 million during the year ended December 31, 2007, a decline of approximately $2.4 million or 547%.  This decline is primarily due to the following factors:

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

Total Loss from Real Estate Held for Sale:  For the year ended December 31, 2008, total losses from real estate held for sale were approximately $8.1 million compared to income of approximately $0.7 million during the year ended December 31, 2007, a decrease of approximately $8.8 million or 1226% due in significant part to the following factors:

•
We wrote down approximately $7.8 million on eight properties held for sale during the year ended December 31, 2008.  These write downs resulted from declining real estate values which adversely impacted the value of the properties we acquired through foreclosure.  As of December 31, 2008, we had seven properties held for sale totaling approximately $3.6 million compared to one property held for sale as of December 31, 2007 totaling approximately $3.5 million.  For additional information see Note F – Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

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

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income or cash flows from operations determined in accordance with GAAP as a measure of operating performance.  Our total taxable income represents the aggregate amount of taxable income generated by us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP.  REIT taxable income excludes the undistributed taxable income of TRS I, Inc., which is not included in REIT taxable income until distributed to us.  Subject to certain TRS value limitations, there is no requirement that the TRS I, Inc. distribute their earnings to us.  Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of dividends to our stockholders, we believe that presenting investors with the information management uses to calculate our taxable income is useful to investors in understanding the amount of the minimum dividends that we must declare to our stockholders so as to comply with the rules set forth in the Internal Revenue Code.  Because not all companies have identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to those reported by other companies.

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

The table below reconciles the differences between reported net income and total estimated taxable income and estimated REIT taxable income for the year ended December 31, 2008:

For the Year Ended
December 31, 2008
Net loss, as reported	$(21,529,000)
Add (deduct):
Provision for loan losses	12,327,000
Write down on real estate held for sale	7,820,000
Net tax loss on foreclosure of real estate loans	(3,388,000)
Book loss on sale of real estate held for sale	97,000
Tax loss on sale of real estate held for sale	(284,000)
Book loss on sale of real estate loan	75,000
Tax loss on sale of real estate loan	(441,000)
Recovery of allowance for doubtful notes receivable	(43,000)
Provision for doubtful accounts related to receivable	68,000
Payment on accrued legal expenses	(272,000)
Impairment of marketable securities-related party	2,181,000
Non-dividend distribution from VRM II	(103,000)
Tax loss on receivables deemed uncollectable	(41,000)
Total estimated taxable loss	(3,533,000)
Less: Estimated taxable income attributable to TRS I, Inc.	(38,000)

Estimated REIT taxable loss (prior to deductions for dividends paid)	$(3,571,000)

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

Total Operating Expenses:  For the year ended December 31, 2007, total operating expenses were approximately $3.2 million compared to approximately $4.6 million during the twelve months ended December 31, 2006, a decrease of approximately $1.4 million or 30.2%.  Expenses were primarily affected by the following factors:

•
Our operating expenses are impacted materially by the recognition of loan losses.  During the year ended December 31, 2007, we recognized provisions for loan losses of approximately $1.3 million related to the following; a performing land loan for property located in Glendale, Arizona, a performing commercial loan on a 100 unit condominium/apartment project in North Las Vegas, Nevada, a non-performing loan secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma, and a non-performing loan secured by 25 acres for proposed 122 single-family subdivision in Brawley, California.  During the twelve months ended December 31, 2006, we recognized a provision for loan loss of $3.0 million related to the loans secured by four cemeteries and eight mortuaries in Hawaii.

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

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income or cash flows from operations determined in accordance with GAAP as a measure of operating performance.  Our total taxable income represents the aggregate amount of taxable income generated by us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP.  REIT taxable income excludes the undistributed taxable income of TRS I, Inc., which is not included in REIT taxable income until distributed to us.  Subject to certain TRS value limitations, there is no requirement that the TRS I, Inc. distribute their earnings to us.  Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of dividends to our stockholders, we believe that presenting investors with the information management uses to calculate our taxable income is useful to investors in understanding the amount of the minimum dividends that we must declare to our stockholders so as to comply with the rules set forth in the Internal Revenue Code.  Because not all companies have identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to those and reported by other companies.

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

During the year ended December 31, 2009, net cash flows used in operating activities approximated $0.8 million.  Operating cash flows were adversely impacted by increased legal fees of approximately $1.3 million and the decrease in interest income, related to the decrease in our investments in real estate loans, of approximately $1.2 million, during the year ended December 31, 2009 compared to the same period in 2008.  In addition, we incurred approximately $4.4 million in write-downs on real estate held for sale and approximately $5.7 million in provisions for loan losses during the year ended December 31, 2009.  These write-downs and allowances represent the decreases in the fair value of these properties, which are expected to affect the amount of proceeds we will receive from future sales of these assets.  Cash flows related to investing activities consisted of cash provided by loan payoffs, sales of real estate loans and proceeds for sales of real estate held for sale of approximately $4.0 million and cash used for new investments and purchases of real estate loans totaling approximately $4.8 million.  Cash flows used in financing activities consisted of a purchase of treasury stock totaling $0.2 million, principal payments on a note payable of $233,000 and proceeds from issuance of notes payable of $45,000.

On February 11, 2010, we were notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  Plaintiffs' counsel have advised us that they do not intend to appeal the pending judgment in consideration of a proposed waiver by the Defendants of any claim to recover costs from the plaintiffs.  The proposed agreement must be submitted to the court for approval; no assurance can be given that such approval will be granted.  We believe the remaining suit is without merit and we intend to vigorously defend against such claims.  Nonetheless, the outcome of the Las Vegas lawsuit cannot be predicted at this time, nor can a meaningful evaluation be made of the potential impact upon us if the plaintiffs were to prevail in their claims.  The resulting uncertainty may depress the price of our stock.  Moreover, concerns about the costs of defense and the potential diversion of our manager’s time to deal with these lawsuits may have an adverse effect on our operating results and cash flows.

At December 31, 2009, we had approximately $1.5 million in cash, $0.5 million in marketable securities – related party and approximately $26.3 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Since we comply with the REIT requirements and distribute at least ninety percent (90%) of our annual taxable income, our sources of liquidity include: repayments of outstanding loans, dividend reinvestments by our stockholders, arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.  We rely primarily upon repayment of outstanding loans and proceeds from sales of real estate held for sale to provide capital for investment in new loans.  The significant level of defaults on outstanding loans has reduced the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This has diminished our capital resources and impaired our ability to invest in new loans.  During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our REIT taxable income.

We have no current plans to sell any new shares.  Although a small percentage of our shareholders have elected to reinvest their dividends, we suspended payment of dividends in June 2008 and at this time are not able to predict when dividend payments will resume.  Accordingly, we do not expect to issue any new shares through our dividend reinvestment program in the foreseeable future.

We are considering various options to enhance the Company’s capital resources.  We have and may continue to raise funds through the issuance of promissory notes secured by certain of our real estate owned properties.  However, we do not currently have any arrangements in place to increase our capital resources.

There may be cost savings and operating synergies that could be achieved through a combination with VRM II.  Our manager has evaluated issues relevant to a possible combination.  No decision has been made with respect to whether a combination will be pursued, or with respect to the possible form of any such combination.  Since our manager owes a duty to the investors in each of these entities, it could face a conflict of interest in considering such a possible combination.  Any decision with respect to a proposed combination with VRM II will most likely be subject to the approval of the independent directors and stockholders of VRM II as well as the approval of our Board of Directors and stockholders.

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of December 31, 2009, we had purchased 337,375 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling $0.8 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of December 31, 2009, we had a total of 375,385 shares as treasury stock carried on our books at cost totaling $0.9 million.  As of December 31, 2008, we had a total of 243,613 shares of treasury stock carried on our books at cost totaling approximately $0.7 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of March 19, 2010, we have met our 3% reserve requirement.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 3% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 19 real estate loans, as of December 31, 2009, with a balance of approximately $32.3 million as compared to investments in 27 real estate loans as of December 31, 2008, with a balance of approximately $46.1 million.

As of December 31, 2009, we had nine loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $9.7 million, net of allowance for loan losses of approximately $11.6 million, which does not include the allowances of approximately $1.0 million relating to the decrease in the property value for performing loans as of December 31, 2009.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of December 31, 2009, we have provided a specific reserve related to eight non-performing loans and five performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of March 19, 2010, we believe we will continue to experience declining book values in investments in real estate loans and real estate held for sale.

During the year ended December 31, 2009, we foreclosed upon seven properties, totaling approximately $7.3 million, net of allowance for loan loss, and classified them as real estate held for sale.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling approximately $9.7 million and $3.9 million, respectively, as of December 31, 2009, compared to approximately $19.9 million and $3.6 million, respectively, as of December 31, 2008.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures our losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during this period of economic slowdown and recession.  .  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the year ended December 31, 2009, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Real Estate Held for Sale

At December 31, 2009, we held 11 properties with a total carrying value of approximately $3.9 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2009:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Notes payable (1)	$22,000	$22,000	$--	$--	$--
Total	$22,000	$22,000	$--	$--	$--

(1)	See Note I – Notes Payable of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note G – Related Party Transactions in the notes to our consolidated financial statements in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2009, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$401,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$2,003,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$4,005,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(401,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(2,003,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(4,005,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2009, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$323,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,615,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$3,230,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(323,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(1,615,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(3,230,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this accounting standard, fair values for these assets and liabilities were only required be disclosed annually.  This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption.  This accounting standard became effective for us beginning with the quarter ended on June 30, 2009, however, it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets.  In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE.  It also requires a company to continuously reassess whether it must consolidate a VIE.  Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE.  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) No. 2009-05 regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  Under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined.  This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU, and the adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs. This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010). We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01 regarding equity and accounting for distributions to shareholders with components of stock and cash.  This ASU addresses the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate.  Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented.  The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice.  The amendments in this ASU affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate.  This ASU is effective for interim and annual periods ending on or after December 15, 2009, and it is to be applied retrospectively. The adoption of this ASU did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates.  We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments.  As of December 31, 2009, we do not have a significant amount of debt.

Most of our assets consist of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At December 31, 2009, our aggregate investment in real estate loans was approximately $19.7 million, net of allowance of approximately $12.6 million, with a weighted average effective interest rate of 12.73%.  The weighted average interest rate of 12.73% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2009, was 12.63%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at December 31, 2009, was 16 months.  All of the outstanding real estate loans at December 31, 2009, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of December 31, 2009, none of our loans had a prepayment penalty, although 10 of our loans, totaling approximately $10.5 million, had an exit fee.  Out of the 10 loans with an exit fee, four loans, totaling approximately $8.1 million, were considered non-performing as of December 31, 2009.

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

The following table contains information about the investment of real estate loans in our portfolio as of December 31, 2009.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2010 through 2014 and thereafter and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets approximate their fair value as of December 31, 2009.  See Note J – Fair Value of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

	Interest Earning Assets Aggregated by Maturity at December 31, 2009
Interest Earning Assets	2010	2011	2012	2013	2014	Thereafter	Total
	(a)
Investments In Real Estate Loans	$31,035,000	$1,267,000	$--	$--	$--	$--	$32,302,000

Weighted Average Interest Rates	12.98%	6.70%	--%	--%	--%	--%	12.73%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to December 31, 2009.

At December 31, 2009, we also had approximately $2.0 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Vestin Realty Mortgage I, Inc.

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage I, Inc., (“the Company”) as of December 31, 2009 and 2008 and related consolidated statements of operations, equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vestin Realty Mortgage I, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

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

/s/ Frazer Frost, LLP (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP.  See Form 8-K filed on January 7, 2010.)

Brea, California
March 19, 2010

FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2009	December 31, 2008

Assets
Cash	$1,543,000	$3,546,000
Investment in marketable securities - related party	486,000	709,000
Interest and other receivables, net of allowance of $5,000 at December 31, 2009 and $58,000 at December 31, 2008	546,000	531,000
Notes receivable, net of allowance of $1,174,000 at December 31, 2009 and $605,000 at December 31, 2008	--	--
Real estate held for sale	3,879,000	3,586,000
Investment in real estate loans, net of allowance for loan losses of $12,556,000 at December 31, 2009 and $16,391,000 at December 31, 2008	19,746,000	29,729,000
Other assets	75,000	67,000

Total assets	$26,275,000	$38,168,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$1,244,000	$313,000
Due to related parties	280,000	214,000
Notes payable	22,000	19,000

Total liabilities	1,546,000	546,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 375,875 shares at December 31, 2009 and 243,613 at December 31, 2008	(850,000)	(655,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 shares issued and 6,499,191 outstanding at December 31, 2009, and 6,875,066 shares issued and 6,631,453 outstanding at December 31, 2008	1,000	1,000
Additional paid-in capital	62,262,000	62,262,000
Accumulated deficit	(36,294,000)	(23,819,000)
Accumulated other comprehensive loss	(390,000)	(167,000)

Total stockholders' equity	24,729,000	37,622,000

Total liabilities and stockholders' equity	$26,275,000	$38,168,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	12/31/2009	12/31/2008	12/31/2007

Revenues
Interest income from investment in real estate loans	$1,394,000	$2,562,000	$4,377,000
Recovery of allowance for doubtful notes receivable	10,000	43,000	281,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	63,000
Other income	15,000	407,000	199,000
Total revenues	1,482,000	3,012,000	4,857,000

Operating expenses
Management fees - related party	277,000	277,000	277,000
Provision for loan loss	5,689,000	12,327,000	1,336,000
Interest expense	9,000	3,000	15,000
Professional fees	2,299,000	996,000	986,000
Professional fees - related party	105,000	94,000	33,000
Provision for doubtful accounts related to receivable	15,000	68,000	86,000
Loan fees	26,000	113,000	--
Other	432,000	477,000	477,000
Total operating expenses	8,852,000	14,355,000	3,210,000

Income (loss) from operations	(7,370,000)	(11,343,000)	1,647,000

Non-operating income (loss)
Dividend income - related party	--	110,000	294,000
Interest income from banking institutions	1,000	103,000	146,000
Loss on sale of investment in real estate loan	--	(75,000)	--
Impairment of marketable securities - related party	--	(2,181,000)	--
Settlement expense	(107,000)	--	--
Total other non-operating income (loss), net	(106,000)	(2,043,000)	440,000

Income (loss) from real estate held for sale
Income related to real estate held for sale	11,000	--	26,000
Net loss on sale of real estate held for sale	(341,000)	(97,000)	--
Gain on sale of real estate held for sale - seller financed	--	--	1,265,000
Expenses related to real estate held for sale	(245,000)	(226,000)	(384,000)
Write-downs on real estate held for sale	(4,424,000)	(7,820,000)	(184,000)
Total income (loss) from real estate held for sale	(4,999,000)	(8,143,000)	723,000

Income (loss) before provision for income taxes	(12,475,000)	(21,529,000)	2,810,000

Provision for income taxes	--	--	--

NET INCOME (LOSS)	$(12,475,000)	$(21,529,000)	$2,810,000

Basic and diluted earnings (loss) per weighted average common share	$(1.90)	$(3.14)	$0.41

Dividends declared per common share	$--	$0.16	$0.58

Weighted average common shares	6,564,073	6,851,729	6,871,671

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Stockholders' Equity at December 31, 2006	--	$--	6,869,790	$1,000	$62,235,000	$(7,000)	$110,000	$62,339,000

Comprehensive Income:

Net Income						2,810,000		2,810,000

Unrealized Loss on Marketable Securities - Related Party							(972,000)	(972,000)

Total Comprehensive Income								1,838,000

Dividends Declared to Stockholders						(3,979,000)		(3,979,000)

Reinvestment of Dividends			3,626	--	20,000			20,000

Stockholders' Equity at December 31, 2007	--	$--	6,873,416	$1,000	$62,255,000	$(1,176,000)	$(862,000)	$60,218,000

Comprehensive Loss:

Net Loss						(21,529,000)		(21,529,000)

Recognition of Unrealized Loss on Marketable Securities – Related Party							862,000	862,000

Unrealized Loss on Marketable Securities - Related Party							(167,000)	(167,000)

Total Comprehensive Loss								(20,834,000)

Purchase of Treasury Stock	243,613	(655,000)	(243,613)	--				(655,000)

Dividends Declared to Stockholders						(1,114,000)		(1,114,000)

Reinvestment of Dividends			1,650	--	7,000			7,000

Stockholders' Equity at December 31, 2008	243,613	$(655,000)	6,631,453	$1,000	$62,262,000	$(23,819,000)	$(167,000)	$37,622,000

Comprehensive Loss:

Net Loss						(12,475,000)		(12,475,000)

Unrealized Loss on Marketable Securities - Related Party							(223,000)	(223,000)

Comprehensive Loss								(12,698,000)

Purchase of Treasury Stock	132,262	(195,000)	(132,262)	--				(195,000)

Stockholders' Equity at December 31, 2009	375,875	$(850,000)	6,499,191	$1,000	$62,262,000	$(36,294,000)	$(390,000)	$24,729,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	12/31/2009	12/31/2008	12/31/2007

Cash flows from operating activities:
Net income (loss)	$(12,475,000)	$(21,529,000)	$2,810,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts related to receivable included in other expense	15,000	68,000	86,000
Loss on sale of investment in real estate loan	--	75,000	--
Write down on real estate held for sale	4,424,000	7,820,000	184,000
Gain on sale of real estate held for sale	(21,000)	--	--
Loss on sale of real estate held for sale	362,000	97,000	--
Gain on real estate held for sale - seller financed	--	--	(1,265,000)
Recovery of allowance for doubtful notes receivable included in other income	(10,000)	(43,000)	(281,000)
Provision for loan loss	5,689,000	12,327,000	1,336,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	63,000	--	--
Impairment of marketable securities - related party	--	2,181,000	--
Amortized interest income	--	(33,000)	(69,000)
Change in operating assets and liabilities:
Interest and other receivables	(17,000)	420,000	(14,000)
Due to/from related parties, net	66,000	335,000	(120,000)
Other assets	183,000	179,000	25,000
Note receivable	--	--	--
Accounts payable and accrued liabilities	931,000	(246,000)	489,000
Net cash provided by (used in) operating activities	$(790,000)	$1,651,000	$3,181,000

Cash flows from investing activities:
Investments in real estate loans	$(2,996,000)	$(20,669,000)	$(14,716,000)
Purchase of investments in real estate loans from:
VRM II	(1,700,000)	(500,000)	(4,434,000)
Third parties	(100,000)	--	--
Proceeds from loan payoffs	933,000	7,171,000	18,585,000
Principal payments on real estate held for sale-seller financed	--	--	7,402,000
Sale of investments in real estate loans to:
VRM II	--	3,300,000	--
Third parties	1,352,000	7,909,000	--
Proceeds related to real estate held for sale	1,671,000	409,000	--
Legal expenses paid and applied against loan allowance	--	--	(138,000)
Proceeds from note receivable	10,000	43,000	297,000
Purchase of marketable securities - related party	--	--	(1,214,000)
Proceeds from maturities of certificates of deposit	--	--	150,000
Deposit liability	--	--	519,000
Net cash provided by (used in) investing activities	$(830,000)	$(2,337,000)	$6,451,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended
	12/31/2009	12/31/2008	12/31/2007

Cash flows from financing activities:
Principal payments on notes payable	$(233,000)	$(150,000)	$(210,000)
Proceeds from issuance of notes payable	45,000	--	188,000
Dividends paid to stockholders, net of reinvestments	--	(1,379,000)	(4,199,000)
Dividends paid to stockholders - related party	--	(140,000)	(378,000)
Purchase of treasury stock at cost	(195,000)	(655,000)	--
Net cash used in financing activities	$(383,000)	$(2,324,000)	$(4,599,000)

NET CHANGE IN CASH	(2,003,000)	(3,010,000)	5,033,000

Cash, beginning of period	3,546,000	6,556,000	1,523,000

Cash, end of period	$1,543,000	$3,546,000	$6,556,000

Supplemental disclosures of cash flows information:
Interest paid	$9,000	$3,000	$15,000

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$(578,000)	$36,000	$6,000
Dividend payable	$--	$--	$412,000
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$3,245,000	$366,000	$--
Impairment on restructured loan reclassified to allowance for loan loss	$107,000	$--	$--
Loan rewritten with same or similar collateral	$682,000	$1,157,000	$5,281,000
Note payable relating to prepaid D & O insurance policy	$191,000	$169,000	$--
Allowance for notes receivable related to final payment & restricting of investments in real estate loans	$578,000	$--	$--
Payoff of loans funded through secured borrowings	$--	$--	$310,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$6,024,000	$8,407,000	$--
Reinvestment of dividends	$--	$7,000	$20,000
Write off of interest receivable and related allowance	$20,000	$10,000	$--
Unearned revenue from loans rewritten with same or similar property as collateral	$(102,000)	$--	$69,000
Prepaid amount applied to accounts payable	$--	$22,000	$--
Recognition of unrealized loss on marketable securities – related party	$--	$862,000	$--
Unrealized loss on marketable securities - related party	$223,000	$167,000	$972,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE A — ORGANIZATION

Vestin Fund I, LLC (“Fund I”) was organized in December 1999 as a Nevada limited liability company for the purpose of investing in commercial real estate loans (hereafter referred to as “real estate loans”).  Vestin Realty Mortgage I, Inc. (“VRM I”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Fund I.  On May 1, 2006, Fund I merged into VRM I and the members of Fund I received one share of VRM I’s common stock for each membership unit of Fund I.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to May 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.  Because we were a limited liability company (“LLC”) during the prior periods reflected in this report, we make reference to Fund I’s “members” rather than “stockholders” in reporting our financial results.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”).  We commenced operations in August 2000.

We operate as a real estate investment trust (“REIT”).  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we are required to have a December 31 fiscal year end.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of its subsidiary Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), who is our manager, a Nevada corporation.  Michael Shustek, the CEO and director of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”) that has continued the business of brokerage, placement and servicing of real estate loans.  In addition, Vestin Group owns a significant majority of its subsidiary Vestin Originations.  On September 1, 2007, the servicing of real estate loans was assumed by our manager for us.

Pursuant to a management agreement, our manager is responsible for managing our operations and implementing our business strategies on a day-to-day basis.  Consequently, our operating results are dependent to a significant extent upon our manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage is also the manager of Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC (“Fund II”) and Vestin Fund III, LLC (“Fund III”).  These entities were formed to invest in real estate loans.  VRM II has investment objectives similar to ours, and Fund III has commenced an orderly liquidation of its assets.

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, TRS I, Inc.  All significant inter-company transactions and balances have been eliminated in consolidation.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals, who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

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

Revenue Recognition

Interest is recognized as revenue on performing loans when earned according to the terms of the loans, using the effective interest method.  We do not accrue interest income on loans once they are determined to be non-performing.  A loan is non-performing when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.  Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction.  Interest is recognized on impaired loans on the cash basis method.

Investments in Real Estate Loans

We may, from time to time, acquire or sell investments in real estate loans from or to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital.  Selling or buying loans allows us to diversify our loan portfolio within these parameters.  Due to the short-term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value.  Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

Classification of Operating Results from Real Estate Held for Sale

Generally, operating results and cash flows from long lived assets held for sale are to be classified as discontinued operations as a separately stated component of net income.  Our operations related to real estate held for sale are separately identified in the accompanying consolidated statements of operations.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity.  Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in.  We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue for any differential of the interest spread, if applicable.  Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings.

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

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements.  In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid.  Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing.  We do not receive any revenues for entering into secured borrowing arrangements.

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of December 31, 2009.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the years ended December 31, 2009, 2008 and 2007.  The following is a computation of the EPS data for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007

Net income (loss)	$(12,475,000)	$(21,529,000)	$2,810,000

Weighted average number of common shares outstanding during the period	6,564,073	6,851,729	6,871,671

Basic and diluted income (loss) per weighted average common share	$(1.90)	$(3.14)	$0.41

Common Stock Dividends

During the year ended December 31, 2007, we declared cash dividends of approximately $0.58 per common share, representing ordinary income.

During the year ended December 31, 2008, we declared cash dividends of approximately $0.16 per common share.  For tax purposes, approximately $0.02 per common share is classified as ordinary dividends and the balance of approximately $0.14 per common share is classified as non-dividend distributions.

During June 2008, our Board of Directors decided to suspend the payment of dividends.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our REIT taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.

Treasury Stock

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of December 31, 2009, we had purchased 337,375 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling $0.8 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of December 31, 2009, we had a total of 375,875 shares of treasury stock carried on our books at cost totaling $0.9 million.  As of December 31, 2008, we had a total of 243,613 shares of treasury stock carried on our books at cost totaling approximately $0.7 million.

Segments

We operate as one business segment.

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, and the accounts of our wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

We are organized and conduct our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  The net income tax provision for the years ended December 31, 2009 and 2008, was approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2009 and December 31, 2008, we had approximately $1.3 and $3.4 million, respectively, in excess of the federally-insured limits.

As of December 31, 2009, 36%, 29%, 14% and 14% of our loans were in Nevada, Hawaii, California and Oregon, respectively, compared to 31%, 20%, 10% and 15%, at December 31, 2008, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2009, the aggregate amount of loans to our three largest borrowers represented approximately 43% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Hawaii and Nevada with first lien positions, interest rates between 13% and 14%, and an aggregate outstanding balance of approximately $14.0 million.  As of December 31, 2009, two of our three largest loans, both of which were made with respect to property located in Hawaii, were considered non-performing, see “Non-Performing Loans – RightStar, Inc. (Part I & Part II) in Note D – Investments in Real Estate Loans.  At December 31, 2008, the aggregate amount of loans to our three largest borrowers represented approximately 31% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Hawaii and Nevada with first lien positions, interest rates between 13.0% and 14.0%, and an aggregate outstanding balance of approximately $14.2 million.  We have a significant concentration of credit risk with our largest borrowers.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  With the weakened economy, credit continues to be difficult to obtain and as such, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower’s ability to refinance.

Common Guarantors

As of December 31, 2009, two loans totaling approximately $6.0 million, representing approximately 18.5% of our portfolio’s total value, had a common guarantor.  Both loans were considered non-performing as of December 31, 2009.  As of December 31, 2008, we had four loans totaling approximately $8.7 million, representing approximately 18.8% of our portfolio’s total value, with the same guarantor.  All four loans were considered non-performing as of December 31, 2008.  During the year ended December 31, 2009, we sold one of the loans with this guarantor for no gain or loss and foreclosed upon one loan.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2009 and December 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2009, we had no investments in real estate loans that had interest reserves.  At December 31, 2008, we had approximately $6.2 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $46.9 million.  These loans had interest reserves of approximately $5.1 million, of which our portion was approximately $0.7 million.  As of December 31, 2008, one of these loans, totaling approximately $18.7 million, which had interest reserves, was considered non-performing.  This loan’s interest reserves, totaling approximately $3.2 million, of which our portion was $0.6 million, was suspended as of December 31, 2008.

Loan Portfolio

As of December 31, 2009, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 3% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	14	$31,091,000	12.96%	96.25%	71.90%
Construction	3	530,000	6.02%	1.64%	96.00%
Land	2	681,000	7.70%	2.11%	72.02%
Total	19	$32,302,000	12.73%	100.00%	72.35%

Investments in real estate loans as of December 31, 2008, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	15	$34,257,000	12.53%	74.28%	81.82%
Construction	6	1,250,000	11.20%	2.71%	98.17%
Land	6	10,613,000	11.94%	23.01%	92.79%
Total	27	$46,120,000	12.36%	100.00%	84.75%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2009 and December 31, 2008, was 12.63% and 12.54%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2009 and December 31, 2008:

Loan Type	Number of Loans	December 31, 2009 Balance *	Portfolio Percentage	Number of Loans	December 31, 2008 Balance *	Portfolio Percentage

First deeds of trust	12	$25,959,000	80.36%	21	$40,316,000	87.42%
Second deeds of trust	7	6,343,000	19.64%	6	5,804,000	12.58%
Total	19	$32,302,000	100.00%	27	$46,120,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2009:

Non-performing and past due loans (a)	$21,267,000
January 2010 – March 2010 (b)	9,498,000
April 2010 – June 2010	102,000
July 2010 – September 2010	--
October 2010 – December 2010	168,000
January 2011 – March 2011	331,000
April 2011 – June 2011	--
July 2011 – September 2011	--
October 2011 – December 2011	936,000
Thereafter	--

Total	$32,302,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to December 31, 2009.
(b)	These loans have been or are in the process of being extended subsequent to March 19, 2010.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2009 and December 31, 2008:

	December 31, 2009 Balance *	Portfolio Percentage	December 31, 2008 Balance *	Portfolio Percentage

Arizona	$1,573,000	4.87%	$8,710,000	18.89%
California	4,547,000	14.07%	4,546,000	9.86%
Hawaii	9,307,000	28.81%	9,307,000	20.18%
Nevada	11,505,000	35.62%	14,298,000	31.00%
Oklahoma	--	--%	1,237,000	2.68%
Oregon	4,434,000	13.73%	6,734,000	14.60%
Texas	936,000	2.90%	900,000	1.95%
Washington	--	--%	388,000	0.84%
Total	$32,302,000	100.00%	$46,120,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2009 Balance (a)	December 31, 2008 Balance (a)
Balance per loan portfolio	$32,302,000	$46,120,000
Less:
Allowance for loan losses (b)	(12,556,000)	(16,391,000)
Balance per consolidated balance sheet	$19,746,000	$29,729,000

(a)
As of December 31, 2008, a commercial loan and land loan included an impairment reserve, applied to the loan balance, of $62,000 and $45,000, respectively.  During March 2009, the impairment reserves for these two loans were reclassified to their existing allowance for loan losses.  On August 31, 2009, we, VRM II, and Fund III, foreclosed on the commercial loan and classified it as real estate held for sale.  On December 10, 2009, the collateral property on the land loan was sold to an unrelated third party, whereby partial payment was received on this loan related to the sale.  We and VRM II refinanced the remaining book balance of approximately $1.2 million as a new loan to the new owners, of which our portion was approximately $0.1 million.

(b)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2009, we had nine loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $9.7 million, net of allowance for loan losses of approximately $11.6 million, which does not include the allowances of approximately $1.0 million relating to performing loans as of December 31, 2009.  Except as otherwise provided below, These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At December 31, 2009, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2009	Allowance for Loan Losses	Net Balance at December 31, 2009

Commercial	7	$20,487,000	$(11,494,000)	$8,993,000
Construction	1	200,000	(58,000)	142,000
Land	1	580,000	--	580,000
Total	9	$21,267,000	$(11,552,000)	$9,715,000

•
Commercial – As of December 31, 2009, seven of our 14 commercial loans were considered non-performing.  The outstanding balance on the seven non-performing loans was approximately $70.6 million, of which our portion is approximately $20.5 million.  As of December 31, 2009, these loans have been non-performing from 4 months to 5 years.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of December 31, 2009, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $49.9 million, of which our portion is approximately $11.5 million.  Two of these loans are the RightStar, Inc. (Part I & Part II) loans, which are secured by a lien on the business and virtually all of the property of RightStar, which includes four cemeteries and eight mortuaries in Hawaii with an outstanding balance of approximately $32.3 million of which our portion is approximately $17.3 million ($8.2 million for Part I and $9.1 million for Part II).  See Specific Reserve Allowances below and Note M – Legal Matters Involving the Company for further information regarding the RightStar loans.

•
Construction – As of December 31, 2009, one of our three construction loans was considered non-performing.  The outstanding balance on the loan is $6.0 million, of which our portion is $0.2 million.  As of December 31, 2009, this loan has been considered non-performing for the last 19 months.  A settlement agreement was negotiated with the borrower on November 17, 2008, wherein they will be responsible for the completion of the property at the borrower’s expense, with the lenders to receive 100% of the net sales proceeds from the sale of condominiums units until the loan has been repaid in full.  As of December 31, 2009, based on our manager’s evaluation of completion costs for the project and an updated appraisal obtained by our manager during the year ended December 31, 2009, our manager has provided a specific allowance of approximately $1.7 million, of which our portion is $58,000.

•
Land – As of December 31, 2009, one of our two land loans was considered non-performing.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $3.2 million, of which our portion is approximately $0.6 million.  As of December 31, 2009, this loan has been considered non-performing for the last 3 months.  Our manager has commenced foreclosure proceedings on this loan.  As of December 31, 2009, based on our manager’s evaluation and an updated appraisal, obtained by our manager during the year, our manager has not provided a specific allowance for this loan.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2009, we have provided a specific reserve allowance for eight non-performing loans and five performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2009 and December 31, 2008:

	As of December 31, 2009
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$580,000	$--	$580,000
Non-performing loans – related allowance	20,687,000	(11,552,000)	9,135,000
Subtotal non-performing loans	21,267,000	(11,552,000)	9,715,000

Performing loans – no related allowance	8,858,000	--	8,858,000
Performing loans – related allowance	2,177,000	(1,004,000)	1,173,000
Subtotal performing loans	11,035,000	(1,004,000)	10,031,000

Total	$32,302,000	$(12,556,000)	$19,746,000

*	Please refer to Specific Reserve Allowances below.

	As of December 31, 2008
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$5,934,000	$--	$5,934,000
Non-performing loans – related allowance	29,428,000	(15,422,000)	14,006,000
Subtotal non-performing loans	35,362,000	(15,422,000)	19,940,000

Performing loans – no related allowance	8,989,000	--	8,989,000
Performing loans – related allowance	1,769,000	(969,000)	800,000
Subtotal performing loans	10,758,000	(969,000)	9,789,000

Total	$46,120,000	$(16,391,000)	$29,729,000

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

Specific Reserve Allowances

RightStar Loan Allowance – RightStar, Inc. (“RightStar”) defaulted on our commercial loans in the fall of 2004.  The lenders commenced a judicial foreclosure on the loans, part I and part II, which are secured by a lien on the business and virtually all of the property of RightStar, which includes four cemeteries and eight mortuaries in Hawaii.  The current book value of the RightStar properties, net of allowance for loan losses and including interest receivable, is approximately $14.1 million, of which our portion is approximately $5.1 million

We have evaluated the estimated value of the underlying collateral and the expected cost and length of litigation.  Based on this estimate we have maintained our total specific reserve allowance for loss.  We will continue to evaluate our position in the RightStar loan.  See Note M – Legal Matters Involving the Company for further information regarding the RightStar loans.

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 by loan type.

Loan Type	Balance at 12/31/06	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 12/31/07

A/D	$--	$255,000	$--	$--	$--	$255,000
Commercial	4,534,000	1,180,000	--	(138,000)	--	5,576,000
Construction	--	--	--	--	--	--
Land	--	183,000	--	--	--	183,000
Total	$4,534,000	$1,618,000	$--	$(138,000)	$--	$6,014,000

* The difference between the specific reserve allocation of $1,618,000 shown above and the $1,336,000 on the statement of operations is $282,000.  During December 2007, we, VRM II, and the statutory trust fund received a settlement totaling $2.8 million, of which approximately $2.0 million was applied against outstanding trust obligations. Approximately $0.8 million, of which our portion totaling $282,000, was applied towards the allowance for doubtful accounts on this loan and was recorded as a reimbursement of legal fees totaling approximately $0.2 million.

Loan Type	Balance at 12/31/07	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 12/31/08

A/D	$255,000	$605,000	$--	$--	$(860,000)	$--
Commercial	5,576,000	6,779,000	(366,000)	--	--	11,989,000
Construction	--	269,000	--	--	--	269,000
Land	183,000	4,534,000	--	--	(584,000)	4,133,000
Total	$6,014,000	$12,187,000	$(366,000)	$--	$(1,444,000)	$16,391,000

* The difference between the specific reserve allocation of $12,187,000 shown above and the $12,327,000 on the statement of operations is $140,000.  During the year ended December 2008, we recognized impairments on a commercial loan and a land loan for $94,000 and $46,000, respectively, related to the restructuring of these loans.  These impairments were applied directly to the loan balances.

Loan Type	Balance at 12/31/08	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 12/31/09

Commercial	$11,989,000	$5,312,000	$(2,818,000)	$(221,000)	$(1,867,000)	$12,395,000
Construction	269,000	171,000	--	(144,000)	(135,000)	161,000
Land	4,133,000	337,000	(2,099,000)	--	(2,371,000)	--
Total	$16,391,000	$5,820,000	$(4,917,000)	$(365,000)	$(4,373,000)	$12,556,000

* The difference between the specific reserve allocation of $5,820,000 shown above and the $5,689,000 on the statement of operations is $131,000.  As of December 31, 2008, a commercial loan and a land loan, mentioned above, included an impairment reserve, applied to the loan balance, of $61,000 and $46,000, respectively.  During March 2009, the impairment reserves for these two loans were reclassified to their existing allowance for loan losses.  In addition, as of December 31, 2009, we reduced the allowance on a commercial loan, in a second lien position, that was fully reserved by $24,000, related to payments received during February 2010.

•
Commercial – As of December 31, 2009, nine of our 14 commercial loans had a specific reserve allowance totaling approximately $54.3 million, of which our portion is approximately $12.4 million.  The outstanding balance on these nine loans was approximately $86.7 million, of which our portion was $22.3 million.

•
Construction – As of December 31, 2009, all of our three construction loans had a specific reserve allowance totaling approximately $6.0 million, of which our portion was approximately $0.2 million.  The outstanding balance on these three loans was approximately $20.2 million, of which our portion is $0.5 million.

•	Land – As of December 31, 2009, none of our two land loans had a specific reserve allowance.

As of December 31, 2009, our manager had granted extensions on seven loans, totaling approximately $68.3 million, of which our portion was approximately $9.9 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, two of the seven loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at December 31, 2009, of $22.0 million, of which our portion is $3.2 million.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2009, we owned 225,134 shares of VRM II’s common stock, representing approximately 1.65% of their total outstanding common stock.

We evaluated our investment in VRM II’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we impaired our investment to its fair value, as of September 30, 2008, to $3.89 per share.

As of December 31, 2009, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at December 31, 2009.  During the year ended December 31, 2009, the trading price for VRM II’s common stock ranged from $1.54 to $3.62 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2009, we held 11 properties with a total carrying value of approximately $3.9 million, which were acquired through foreclosure and recorded as investments in real estate held for sale (“REO”).  One of these properties generated net income from rentals during the year ended December 31, 2009, totaling $11,000.  Expenses incurred during the year ended December 31, 2009, related to our REO totaled approximately $5.0 million.  These expenses included approximately $4.4 million in write-downs on REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of REO during the year ended December 31, 2009:

Description	Balance at 12/31/08	Acquisitions Through Foreclosure	Write Downs	Cash Reductions	Seller Financed / New Loan	Net Cash Proceeds on Sales	Net Loss on Sale of Real Estate	Balance at 12/31/09

Land	$3,520,000	$5,589,000	$(4,057,000)	$--	$(580,000)	$(767,000)	$(245,000)	$3,460,000

Residential Building	66,000	1,720,000	(367,000)	(39,000)	--	(865,000)	(96,000)	419,000

Total	$3,586,000	$7,309,000	$(4,424,000)	$(39,000)	$(580,000)	$(1,632,000)	$(341,000)	$3,879,000

Land

As of December 31, 2009, we held seven REO properties, classified as Land, totaling approximately $3.5 million.  These properties were acquired between December 2006 and December 2009 and consist of commercial land and residential land.  During the year ended December 31, 2009, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down approximately $4.1 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Commercial Land – During the year ended December 31, 2009, we wrote down our commercial land properties approximately $2.1 million.  In addition, during the year ended December 31, 2009, we, VRM II and Fund III sold three commercial land properties to unrelated third parties for a total of approximately $6.8 million, of which our portion was approximately $1.3 million, resulting in a total net loss of approximately $0.2 million.  As of December 31, 2009, we held two properties located in Nevada, and Texas totaling approximately $1.0 million.

•
Residential Land – During the year ended December 31, 2009, we wrote down our residential land properties approximately $2.0 million.  As of December 31, 2009, we held five properties located in Arizona, California and Nevada totaling approximately $2.5 million.  On January 15, 2010, one property located in Nevada was sold to an unrelated third party for its approximate book value of $1.3 million, of which our portion was approximately $0.3 million.  No gain or loss was associated with this property.

Residential Building

As of December 31, 2009, we held four REO properties, classified as Residential Building, totaling approximately $0.4 million.  These properties were acquired between December 2006 and August 2009 and consist of single family residences and residential apartment /condos.  During the year ended December 31, 2009, our manager continually evaluated the carrying value of our Residential Building REO properties, and based on its estimates and updated appraisals, these properties were written down approximately $0.4 million.

•
Single Family Residence Properties – During the year ended December 31, 2009, we wrote down one of our single family residences properties $53,000.  We held two properties located in California and Washington totaling approximately $0.2 million as of December 31, 2009.  In addition, during January, February and March 2010, we and VRM II sold all the units on our Washington property for a total of approximately $1.0 million, of which our portion was approximately $0.2 million.  These transactions resulted in a net gain for us of $21,000.

•
Residential Apartment /Condo – During the year ended December 31, 2009, we wrote down one of our residential apartment/condo properties approximately $0.3 million.  In addition, during the year ended December 31, 2009, we, VRM II and Fund III sold two residential apartment/condo properties to unrelated third parties for a total of approximately $13.9 million, of which our portion was approximately $0.9 million, resulting in a total net loss of approximately $0.1 million.  As of December 31, 2009, we held two properties located in Nevada totaling approximately $0.2 million.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the years ended December 31, 2009, 2008 and 2007, was $277,000, respectively for each period.  We paid our manager $113,000 for unpaid fees owed to our manager from our borrowers.  These unpaid fees became due and payable on demand from us.

As of December 31, 2009, 2008 and 2007, our manager owned 100,000 of our common shares, representing approximately 1.54%, 1.51% and 1.45%, respectively, of our total outstanding common stock.  For the years ended December 31, 2009, 2008 and 2007, we declared $0, $16,000 and $58,000, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

On March 6, 2009, we, VRM II, and Fund III completed the sale of 105 of the 106 units in a residential apartment /condo property in Nevada, to an unrelated third party; the remaining unit is held for sale.  In accordance with our Management Agreement, we, VRM II, and Fund III paid our manager an administrative fee of $282,000, shared pro-rata among us, VRM II, and Fund III.  During September 2008, we, VRM II, and Fund III sold a residential building property in Nevada, to an unrelated third party.  As part of the sale, we, VRM II, and Fund III paid our manager an administrative fee of $46,000, shared pro-rata between us, VRM II, and Fund III.  There were no similar transactions during the year ended December 31, 2007.

As of December 31, 2009, we did not owe our manager or have any receivables from our manager.  As of December 31, 2008, we owed our manager $122,000, primarily related to loan extension fees.

Transactions with Other Related Parties

As of December 31, 2009, 2008 and 2007, we owned 225,134 common shares of VRM II, representing approximately 1.65%, 1.63% and 1.51%, respectively, of their total outstanding common stock.  For the years ended December 31, 2009, 2008 and 2007, we recognized $0, $110,000 and $294,000, respectively, in dividend income from VRM II based on the number of shares we held on the dividend record dates.

As of December 31, 2009, 2008 and 2007, VRM II owned 533,675 of our common shares, representing approximately 8.21%, 8.05% and 7.76%, respectively, of our total outstanding common stock.  For the years ended December 31, 2009, 2008 and 2007, we declared $0, $86,000, and $282,000, respectively, in dividends payable to VRM II based on the number of shares VRM II held on the dividend record dates.

During the year ended December 31, 2009, we bought approximately $1.7 million in real estate loans from VRM II.  During the year ended December 31, 2008, we bought approximately $0.5 million in real estate loans from VRM II and sold $3.3 million in real estate loans to VRM II.  During the year ended December 31, 2007 we bought approximately $4.4 million in real estate loans from VRM II.  No gain or loss resulted from these transactions.

As of December 31, 2009, we owed VRM II approximately $0.3 million, primarily related to legal fees.  As of December 31, 2008, we owed VRM II $92,000.

As of December 31, 2009, we had receivables from Fund III of $1,000.  As of December 31, 2008, we did not have a balance due to or due from Fund III.

During the years ended December 31, 2009, 2008 and 2007, we incurred $105,000, $94,000 and $33,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $2.1 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from real estate held for sale – seller financed.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date.  As of December 31, 2009, we have received $36,000 in principal payments.  Payments will be recognized as income when received.  The balance of $122,000 was fully reserved as of December 31, 2009.

During March 2005, we and VRM II sold the 126 unit hotel in Mesquite, Nevada for approximately $5.5 million, of which our share of the proceeds were approximately $1.8 million, which resulted in a loss of $389,000.  In addition, during June 2005, we and VRM II entered into a settlement agreement with the guarantors of the loan in the amount of $2.0 million in exchange for a release of their personal guarantees, of which our share was approximately $0.6 million.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1.1 million from July 2005 through July 2008, at which time the entire balance was due.  As of December 31, 2009, we have received $294,000 in principal payments.  Payments will be recognized as income when received.  The balance of $346,000 was fully reserved as of December 31, 2009.

During December 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of December 31, 2009, we had received $10,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $127,000 was fully reserved as of December 31, 2009.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.4 million, of which our portion is $39,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $120,000, which reflected our book value of the loan, net of allowance for loan loss of $73,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $39,000 was fully reserved as of December 31, 2009.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.3 million, of which our portion is $30,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $95,000, which reflected our book value of the loan, net of allowance for loan loss of $71,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $30,000 was fully reserved as of December 31, 2009.

During December 2009, we and VRM II entered into a promissory note with the borrowers of a land loan, totaling approximately $6.1 million, of which our portion is approximately $0.5 million, as part of the sale of the land collateralizing the loan.  In addition, we and VRM II received a principal pay off of $2.0 million, of which our portion was approximately $0.2 million, on the land loan.  The remaining balance of approximately $1.2 million, of which our portion is approximately $0.1 million, was refinanced as a loan to the new owners of property.  The promissory note is for a 60-month period, with an interest rate of 6.0%, with the first monthly payment due on December 10, 2014.  Payments will be recognized as income when they are received.  The balance of approximately $0.5 million was fully reserved as of December 31, 2009.

NOTE I — NOTES PAYABLE

In May 2008, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $31,000 and nine monthly payments of $19,000 beginning on May 27, 2008.  During March 2009, the outstanding balance of the note was paid in full.  In April 2009, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $35,000 and nine monthly payments of $22,000 beginning on May 27, 2009.  As of December 31, 2009, the outstanding balance of the note was $22,000.

During May 2009, we, VRM II, and Fund III, mortgaged a residential apartment building held for sale for approximately $3.2 million, of which our portion was approximately $0.5 million.  Interest, loan fees and property taxes related to the mortgage totaled $234,000, of which our portion was $37,000.  These funds were borrowed to help meet short-term cash needs; the mortgage was paid in full during June 2009, as part of the sale of the residential apartment building.

During April and May 2009, we, VRM II, and Fund III borrowed $225,000, of which our portion was $45,000, secured by commercial land held for sale.  The maturity terms of the notes were six and 12 months, respectively, with an annual interest rate of 12%.  The notes required monthly interest only payments and principal due at maturity.  On August 6, 2009, we, VRM II, and Fund III sold the commercial land for approximately $1.0 million, resulting in a gain of $9,000, of which our portion was $2,000.  In addition, the notes payable totaling $225,000, which were secured by this property were paid in full during August 2009 as part of the sale.  The borrowed funds were used to help meet short-term cash needs and the note was paid in full during August 2009.

NOTE J — FAIR VALUE

As of December 31, 2009, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of December 31, 2009, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2009	Carrying Value on Balance Sheet at 12/31/2009
Assets
Investment in marketable securities - related party	$486,000	$--	$--	$486,000	$486,000
Investment in real estate loans	$--	$--	$19,605,000	$19,605,000	$19,746,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from September 30, 2009 to December 31, 2009.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2009 and December 31, 2009.

Investment in real estate loans

Balance on September 30, 2009	$22,360,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(1,462,000)
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(1,500,000)
Transfer of allowance on real estate loans to real estate held for sale	215,000
New mortgage loans and mortgage loans bought	939,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(3,247,000)
Reduction of allowance for loan losses related to sales an d payments of investment in real estate loans	2,233,000
Temporary change in estimated fair value based on future cash flows	67,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on December 31, 2009, net of temporary valuation adjustment	$19,605,000

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this accounting standard, fair values for these assets and liabilities were only required be disclosed annually.  This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption.  This accounting standard became effective for us beginning with the quarter ended on June 30, 2009, however, it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets.  In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE.  It also requires a company to continuously reassess whether it must consolidate a VIE.  Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE.  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) No. 2009-05 regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  Under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined.  This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU, and the adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs. This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010). We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01 regarding equity and accounting for distributions to shareholders with components of stock and cash.  This ASU addresses the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate.  Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented.  The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice.  The amendments in this ASU affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate.  This ASU is effective for interim and annual periods ending on or after December 15, 2009, and it is to be applied retrospectively. The adoption of this ASU did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. T his ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

The United States Securities and Exchange Commission (the “Commission”), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM II, and Fund III.  We fully cooperated during the course of the investigation.  On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”).  Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein.

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

The state court complaint further alleged that Desert Land was entitled to void such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.  Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the action, and Mr. Shustek has guaranteed the indemnification.  In December 2008, this lawsuit was settled.  The settlement had no effect on us.

VRM II and Vestin Mortgage, Inc. (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc.  The court certified a class of all former Fund II unit holders who voted against the merger of Fund II into Vestin Realty Mortgage II, Inc.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, we were notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  Plaintiffs' counsel have advised the Defendants that they do not intend to appeal the pending judgment in consideration of a proposed waiver by the Defendants of any claim to recover costs from the plaintiffs.  The proposed agreement must be submitted to the court for approval; no assurance can be given that such approval will be granted.

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action seeks monetary and punitive damages.  The trial is currently scheduled to begin on September 6, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.  VRM II, Vestin Mortgage, Inc. and Michael Shustek have entered into confidential settlement agreements with individual plaintiffs who collectively held approximately 10% of the total shares at issue in the action.  In addition, four individual plaintiffs have voluntarily withdrawn their claims against VRM II, Vestin Mortgage, Inc. and Michael Shustek with prejudice.

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM II, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  To date, the auction has not been successful.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of VRM I and its affiliates VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  Closing of the acquisition is to take place within 90 days of the issuance by the Court of its order of confirmation.  Completion of the acquisition is subject to receipt of appropriate licensing from the Department of Commerce and Consumer Affairs of the State of Hawaii to own and operate the RightStar assets.

We and Vestin Mortgage, Inc. (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc.  The court certified a class of all former Fund I unit holders who voted against the merger of Fund I into Vestin Realty Mortgage I, Inc.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, we were notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  Plaintiffs' counsel have advised us that they do not intend to appeal the pending judgment in consideration of a proposed waiver by the Defendants of any claim to recover costs from the plaintiffs.  The proposed agreement must be submitted to the court for approval; no assurance can be given that such approval will be granted.

We, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by approximately 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action seeks monetary and punitive damages.  The trial is currently scheduled to begin on September 6, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants are undertaking a vigorous defense.  The terms of our Management Agreement and Fund I’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

In addition to the matters described above, we are involved in a number of other legal proceedings concerning matters arising in the ordinary course of our business activities.  We believe we have meritorious defenses to each of these actions and intend to defend them vigorously.  Other than the matters described above, we believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our operations in any particular period.

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

Our Board of Directors decided to suspend the payment of dividends during June 2008.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our REIT taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not anticipate paying dividends in the foreseeable future.

NOTE O — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following schedule is a selected quarterly financial data for the year ended December 31, 2009 and December 31, 2008:

	For the Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Total revenues	$350,000	$495,000	$320,000	$317,000	$1,482,000
Total operating expenses	1,088,000	2,433,000	3,045,000	2,286,000	8,852,000
Total non-operating loss	(106,000)	--	--	--	(106,000)
Total loss from real estate held for sale	(687,000)	(1,271,000)	(1,925,000)	(1,116,000)	(4,999,000)

Loss before provision for income taxes	(1,531,000)	(3,209,000)	(4,650,000)	(3,085,000)	(12,475,000)

Provision for income taxes	--	--	--	--	--

NET LOSS	$(1,531,000)	$(3,209,000)	$(4,650,000)	$(3,085,000)	$(12,475,000)

Basic and diluted loss per weighted average common share	$(0.23)	$(0.49)	$(0.71)	$(0.47)	$(1.90)

Dividends declared per common share	$--	$--	$--	$--	$--

Weighted average common shares	6,603,647	6,592,953	6,561,319	6,499,549	6,564,073

Weighted average term of outstanding loans, including extensions	18 months	18 months	17 months	16 months	16 months

	For the Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Total revenues	$1,037,000	$1,325,000	$436,000	$214,000	$3,012,000
Total operating expenses	318,000	4,016,000	2,561,000	7,460,000	14,355,000
Total non-operating income (loss)	93,000	67,000	(2,146,000)	(57,000)	(2,043,000)
Total loss from real estate held for sale	(1,333,000)	(2,191,000)	(2,155,000)	(2,464,000)	(8,143,000)

Loss before provision for income taxes	(521,000)	(4,815,000)	(6,426,000)	(9,767,000)	(21,529,000)

Provision for income taxes	--	--	--	--	--

NET LOSS	$(521,000)	$(4,815,000)	$(6,426,000)	$(9,767,000)	$(21,529,000)

Basic and diluted loss per weighted average common share	$(0.08)	$(0.70)	$(0.93)	$(1.44)	$(3.14)

Dividends declared per common share	$0.11	$0.05	$--	$--	$0.16

Weighted average common shares	6,873,809	6,874,691	6,875,066	6,783,839	6,851,729

Weighted average term of outstanding loans, including extensions	18 months	16 months	19 months	18 months	18 months

NOTE P — SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

On January 15, 2010, one residential land held for sale property, located in Nevada, was sold to an unrelated third party for their approximate book value $1.3 million, of which our portion was approximately $0.3 million.  No gain or loss was associated with this transaction.

On February 11, 2010, we, VRM II and Vestin Mortgage, Inc. the defendants in a breach of contract class action lawsuit, were notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  Plaintiffs' counsel have advised the defendants that they do not intend to appeal the pending judgment in consideration of a proposed waiver by the Defendants of any claim to recover costs from the plaintiffs.  The proposed agreement must be submitted to the court for approval; no assurance can be given that such approval will be granted.

During January, February and March 2010, we and VRM II sold all the units on a single family residence property, located in Washington, for a total of approximately $1.0 million, of which our portion was approximately $0.2 million.  These transactions resulted in a net gain for us of $21,000.

SUPPLEMENTARY INFORMATION

Schedule I
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOAN ROLL FORWARD

Balance, December 31, 2006 *	$60,697,000

Additions during the period
New real estate loans and additions	15,015,000
Real estate loans bought	4,434,000
Deductions during the period
Collections of principal and reductions	26,416,000
Foreclosed loans (Real estate held for sale)	--
Real estate loans sold	--

Net Change in 2007	(6,967,000)

Balance, December 31, 2007	$53,730,000

Additions during the period
New real estate loans and additions	20,562,000
Real estate loans bought	500,000
Deductions during the period
Collections of principal and reductions	7,170,000
Foreclosed loans (Real estate held for sale)	9,852,000
Real estate loans sold	11,650,000

Net Change in 2008	(7,610,000)

Balance, December 31, 2008	$46,120,000

Additions during the period
New real estate loans and additions	3,683,000
Real estate loans bought	1,800,000
Deductions during the period
Collections of principal and reductions	1,441,000
Foreclosed loans (Real estate held for sale)	11,682,000
Real estate loans sold	6,178,000

Net Change in 2009	(13,818,000)

Balance, December 31, 2009	$32,302,000

*  Includes loans related to real estate held for sale – seller financed.

Schedule II
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY TYPE OF PROPERTY

As of December 31, 2009:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	3%-15%	$31,091,000	$18,696,000	03/04-12/11	$20,487,000
Construction	3%-11%	$530,000	$369,000	04/09-01/11	$200,000
Land	6%-8%	$681,000	$681,000	05/10	$580,000
Total		$32,302,000	$19,746,000		$21,267,000

As of December 31, 2008:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	6%-15%	$34,257,000	$22,268,000	03/04-04/10	$24,161,000
Construction	10.5%-12.5%	$1,250,000	$981,000	03/08-04/09	$588,000
Land	11%-13%	$10,613,000	$6,480,000	05/08-12/09	$10,613,000
Total		$46,120,000	$29,729,000		$35,362,000

Schedule III
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY LIEN POSITION

As of December 31, 2009:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$25,959,000	3%-15%	$18,027,000	03/04-01/11	$17,521,000
2nd	$6,343,000	3%-15%	$1,719,000	04/09-12/11	$3,746,000
Total	$32,302,000		$19,746,000		$21,267,000

As of December 31, 2008:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$40,316,000	6%-14%	$25,706,000	03/04-02/10	$33,816,000
2nd	$5,804,000	10.5%-15%	$4,023,000	02/09-04/10	$1,546,000
Total	$46,120,000		$29,729,000		$35,362,000

Schedule IV
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2009:

Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	12.0%	12/05/08	Fixed Interest only, Balloon Payment $4,434,000	1st	$4,434,000	$3,685,000	$4,434,000
Commercial	10.0%	10/29/08	Fixed Interest only, Balloon Payment $3,000,000	1st	$3,000,000	$656,000	$3,000,000
Commercial	8.0%	12/31/11	Fixed Interest only, Balloon Payment $787,000	2nd	$936,000	$787,000	$--
Commercial	15.0%	01/20/10	Fixed Interest only, Balloon Payment $750,000	2nd	$750,000	$750,000	$--
Commercial	13.0%	03/22/10	Fixed Interest only, Balloon Payment $4,700,000	1st	$4,700,000	$4,700,000	$--
Commercial	14.0%	03/31/04	Fixed Interest only, Balloon Payment $9,307,000	1st	$9,307,000	$4,629,000	$9,307,000
Commercial	15.0%	03/15/10	Fixed Interest only, Balloon Payment $2,933,000	1st	$2,933,000	$2,933,000	$--
Total					$26,060,000	$18,140,000	$16,741,000

Schedule IV
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2008:

Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	12.0%	12/05/08	Fixed Interest only, Balloon Payment $4,434,000	1st	$4,434,000	$4,434,000	$4,434,000
Commercial	12.0%	02/12/09	Fixed Interest only, Balloon Payment $2,300,000	1st	$2,300,000	$1,088,000	$2,300,000
Commercial	10.0%	10/29/08	Fixed Interest only, Balloon Payment $3,000,000	1st	$3,000,000	$1,649,000	$3,000,000
Commercial	15.0%	09/19/09	Fixed Interest only, Balloon Payment $1,000,000	2nd	$1,000,000	$1,000,000	$--
Commercial	15.0%	04/30/10	Fixed Interest only, Balloon Payment $900,000	2nd	$900,000	$900,000	$--
Commercial	11.5%	04/05/08	Fixed Interest only, Balloon Payment $2,336,000	1st	$2,336,000	$1,249,000	$2,336,000
Commercial	13.0%	12/22/09	Fixed Interest only, Balloon Payment $4,900,000	1st	$4,900,000	$4,900,000	$--
Commercial	14.0%	03/31/04	Fixed Interest only, Balloon Payment $9,307,000	1st	$9,307,000	$4,629,000	$9,307,000
Commercial	15.0%	04/30/09	Fixed Interest only, Balloon Payment $1,200,000	2nd	$1,200,000	$1,200,000	$--
Land	12.0%	06/17/08	Fixed Interest only, Balloon Payment $1,500,000	1st	$1,500,000	$1,500,000	$1,500,000
Land	13.0%	05/10/08	Fixed Interest only, Balloon Payment $1,986,000	1st	$1,986,000	$1,032,000	$1,986,000
Land	11.5%	12/11/09	Fixed Interest only, Balloon Payment $3,173,000	1st	$3,173,000	$2,338,000	$3,173,000
Land	13.0%	05/16/08	Fixed Interest only, Balloon Payment $1,300,000	1st	$1,300,000	$934,000	$1,300,000
Total					$37,336,000	$26,853,000	$29,336,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our manager, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected.  Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation.  Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.  Our manager, Chief Executive Officer and Chief Financial Officer do not expect that our controls and procedures will prevent all errors.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2009.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day-to-day basis by Vestin Mortgage, a privately held company who Vestin Group owns a significant majority.

Directors and Executive Officers

The following table sets forth the names, ages as of March 19, 2010 and positions of the individuals who serve as our directors and executive officers as of March 19, 2010:

Name	Age	Title

Michael V. Shustek	51	President, Chief Executive Officer and Director
Rocio Revollo	48	Chief Financial Officer
Robert J. Aalberts(1)(2)(3)	58	Director
Daryl C. Idler, Jr.(1)(2)(3)	65	Director
Donovan Jacobs	53	Director
Kenneth A Seltzer (1)(2)(3)	57	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

On March 4, 2009, Mr. Micone resigned as a Director and was replaced by Robert J. Aalberts:

Name	Age	Title

Michael Micone (1)(2)(3)	40	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

The following table sets forth the names, ages as of March 19, 2010 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates:

Name	Age	Title

Michael V. Shustek	51	President, Chief Executive Officer and Chairman
Rocio Revollo (1)	48	Chief Financial Officer
Michael J. Whiteaker	60	Vice President of Regulatory Affairs of Vestin Group
Daniel B. Stubbs	48	Senior Vice President of Vestin Group
Edwin H. Bentzen IV (1)	33	Corporate Controller of Vestin Group

(1)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals, who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.

Directors, Executive Officers and certain significant employees of Vestin Realty Mortgage I, Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates.

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

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and CEO, Mr. Shustek is highly knowledgeable with regard to our business operations and loan portfolio.  In addition, his participation on the Board of Directors is essential to ensure efficient communication between the Board and management.  See Note L Legal Matters Involving The Manager in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal matters involving our manager and Mr. Shustek.

Rocio Revollo was appointed as our Chief Financial Officer (“CFO”) on March 21, 2007, and has continued her duties as CFO since April 2009 as an employee of Strategix Solutions.  In addition, Ms. Revollo was appointed the CFO of VRM II and Vestin Group on March 21, 2007.  Prior to being appointed as the CFO of us, VRM II and Vestin Group, Ms. Revollo served as the Corporate Controller of Vestin Group since June 2005.  Ms. Revollo previously served as Corporate Controller for Sobel Westex from January 2002 through May 2005.  From April 1999 to December 2001, Ms. Revollo was a financial consultant for Re:Source Connections.  Ms. Revollo is a Certified Public Accountant and worked for the accounting firm of KPMG LLP.  She received a Bachelor of Business Administration degree in Accounting and a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

Michael J. Whiteaker has been Vice President of Regulatory Affairs of Vestin Group since May 1999.  Mr. Whiteaker is experienced in the banking and finance regulatory fields, having served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada.  Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans.  From 1973 to 1982, Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.  Mr. Whiteaker has previously served on the Nevada Association of Mortgage Brokers, Legislative Committee and is a past member of the State of Nevada, Mortgage Advisory Council.  He currently is a director of the Private Lenders Group, an organization devoted to creating and maintaining the highest professional standards possible among licensed Nevada Mortgage brokers.

Daniel B. Stubbs has been the Senior Vice President of Underwriting and Secretary of our manager since January 2000.  Mr. Stubbs heads the loan department for our manager and its affiliates and is responsible for reviewing loan requests and performs due diligence necessary for risk analysis in connection with the underwriting process.  In addition, Mr. Stubbs serves on the loan committee and acts as liaison for our manager and its affiliates with the various commercial loan participants.  Mr. Stubbs oversees the liquidation and sale of our real estate held for sale properties.  Mr. Stubbs has 15 years experience in the title insurance industry and has received a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

Edwin H. Bentzen IV has been the Corporate Controller of Vestin Group since April 2007, and has continued his duties as Corporate Controller since April 2009 as an employee of Strategix Solutions.  Prior to being Corporate Controller of Vestin Group, Mr. Bentzen served as a Financial Reporting Analyst for Vestin Group since January 2006.  Mr. Bentzen served at Ameristar Casinos Inc. as Senior Internal Auditor from June 2005 through January 2006 and an Internal Auditor from June 2003 to June 2005.  Prior to June 2003, Mr. Bentzen was engaged in public tax accounting at a local firm in Las Vegas.  Mr. Bentzen is a Certified Internal Auditor and received a Master’s of Science in Accountancy and a Bachelor of Science degree in Hotel Administration, with an emphasis in gaming, from the University of Nevada, Las Vegas.

Independent Directors of Vestin Realty Mortgage I

The Board determined that each Mr. Aalberts, Mr. Seltzer, and Mr. Idler are “independent” pursuant to the independence standards for directors set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 and NASDAQ Rule 4200(a)(15).  The Board also determined that Mr. Seltzer meets the audit committee financial expert requirements of NASDAQ Marketplace Rule 4350(d)(2)(A).

The principal occupation and business experience for the independent and unaffiliated directors of Vestin Realty Mortgage I are as follows:

Robert J. Aalberts was a director of Vestin Group from April 1999 to December 2005, and was a member of our board of directors from January 2006 until he resigned in January 2008.  In March 2009, he was appointed to replace Mr. Micone, who resigned from our Board.  At the time he was appointed to fill the vacancy created by Mr. Micone’s resignation, the Board determined that Mr. Aalberts meets the definition of independent director.  Mr. Aalberts has been a director of VRM II since January 2006.  Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship in the College of Business at the University of Nevada, Las Vegas.  From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana.  From 1982 through 1984, he served as an attorney for Gulf Oil Company.  Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; including Real Estate Law (7th Ed. (2009) 6th Ed. (2006)) published by the Thomson/West Company.  He is also the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law.  Since 1992, Professor Aalberts has been the Editor-in-chief of the Real Estate Law Journal.  Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and received a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota.  He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).  Mr. Aalberts’ extensive knowledge of business and real estate law is a valuable resource for our Board of Directors.

Daryl C. Idler, Jr. has been President and Managing General Partner of Premier Golf Properties, LP, dba Cottonwood Golf Club in Rancho San Diego, California, since 2002 and a member of our board since January 2008.  From 2000 to 2002, Mr. Idler was Executive Vice President and General Counsel to Global Axcess Corp. (GAXC). From 1973 to 2000, Mr. Idler practiced corporate and real estate law in California.  Mr. Idler received his Bachelor’s Degree from the University of Redlands, California and his Juris Doctor from the University of San Diego School of Law.  Mr. Idler has been an active member of the California Bar since 1973.  Mr. Idler is a member of the board of directors of Sonshine Haven in El Cajon, California. In addition, Mr. Idler sits on the Board of Trustees and Board of Administration for Skyline Wesleyan Church in La Mesa, California.  Mr. Idler served in the United States Navy Reserve from 1966 to 1973, with active service from 1967 to 1969.  Mr. Idler’s legal knowledge, and his familiarity with the business and legal communities in California, provide an important perspective as the Board addresses issues related to the management of our loan portfolio and REO.

Donovan J. Jacobs was an employee of Vestin Group from 2000 to 2004 and from September 2005 to October 2006 and has been a member of our board since January 2008.  At Vestin Group, he was responsible for opening and managing three Vestin Mortgage’s branch offices.  Since 1992, Mr. Jacobs has been practicing law in San Diego, California where he represents police officers in both administrative and civil actions.  Mr. Jacobs is a retired San Diego Police Officer, where he served for 13 years.  Mr. Jacobs holds a lifetime teaching credential from the State of California and has taught law and police science at Miramar College, Southwestern College and Central Texas College.  Mr. Jacobs has authored two books on narcotics investigations, Street Crime Investigations and Street Cop.  Mr. Jacobs received his Bachelor’s Degree from San Diego State and his Juris Doctor from Thomas Jefferson School of Law.  Mr. Jacobs was admitted to the California Bar in 1992.  Mr. Jacobs’s legal knowledge, and his familiarity with the business and legal communities in California, provide an important perspective as the Board addresses issues related to the management of our loan portfolio and REO.

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

Kenneth A. Seltzer is the president of the accounting firm of Kenneth A. Seltzer, CPA A.P.C. since 1993 and a member of our board since January 2008. His firm specializes in compilations and reviews for small and medium size businesses as well as federal and state tax reporting.  In addition, his firm has performed accounting engagements for bankruptcy cases in the State of Nevada.  Mr. Seltzer is a CPA in the State of Nevada and a graduate of California State University, Northridge.  Mr. Seltzer’s experience as an accountant provides the Board with an important perspective on financial reporting and internal controls.

CORPORATE GOVERNANCE

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of five directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Seltzer, and his term will expire at the 2010 annual meeting of stockholders;

•	The class II directors are Messrs. Jacobs and Aalberts, and their terms will expire at the 2011 annual meeting of stockholders; and

•	The class III directors are Messrs. Idler and Shustek, and their terms will expire at the 2012 annual meeting of stockholders.

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

During the year ended December 31, 2009, the Board held four meetings, the Audit Committee held five meetings and the Nominating Committee held one meeting.  Two directors attended 100% of all Board and applicable standing committee meetings, two directors added 90% of all Board and applicable standing committee meetings, and one director attended 75% of the Board meetings held during the year ended December 31, 2009.  Mr. Micone did not attend any Board or applicable standing committee meetings held during the year ended December 31, 2009.  Directors are encouraged to attend annual meetings of our stockholders.  At the last annual meeting of stockholders, all of the five then-current directors attended.  Our independent directors held one executive session during 2009.

Board Leadership

Michael V. Shustek serves as our CEO and as the Chairman of our Board of Directors.  Mr. Shustek was the founder of our Company and has served as its CEO since inception.  Our Board of Directors believes that Mr. Shustek is best situated to serve as Chairman of the Board because he is the director most familiar with our business and loan portfolio and is therefore best positioned to lead Board discussions relating to strategic priorities and opportunities.  In this regard, the Board noted Mr. Shustek’s extensive experience in secured real estate lending and his familiarity with our assets and operations.  The Board of Directors believes that under these circumstances, the combined role of CEO and Chairman promotes effective strategy development and execution.

We have not appointed a lead independent director, viewing this position as unnecessary given the small size of our Board of Directors.  However, Mr. Aalberts generally chairs executive sessions of our independent directors.

Board Committees

Our board of directors has appointed an audit committee, a nominating committee and a compensation committee.  There are no family relationships among any of our directors or executive officers.

As of March 19, 2010, the Board constituted the following committees:

Audit Committee
Kenneth A Seltzer (Chairman)
Robert J. Aalberts
Daryl C. Idler, Jr.

Compensation Committee
Robert J. Aalberts (Chairman)
Kenneth A. Seltzer
Daryl C. Idler, Jr.

Nominating Committee
Daryl C. Idler, Jr. (Chairman)
Kenneth A. Seltzer
Robert J. Aalberts

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Seltzer (chair), Mr. Aalberts and Mr. Idler, met in March 2010 in connection with the audit of our 2009 financial statements, and the audit committee members held a total of five meetings in fiscal 2009. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Nominating Committee – Our Nominating Committee’s was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2009, the Nominating Committee, consisting of Mr. Micone (until March 2009) Mr. Aalberts (after March 2009), Mr. Seltzer and Mr. Idler, Jr (chair), held one meeting.  Our nominating committee currently consists of Mr. Aalberts, Mr. Seltzer and Mr. Idler, Jr (chair).

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager, Vestin Mortgage, Inc.; and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2009 the Compensation Committee, consisting of Mr. Idler, Mr. Seltzer and Mr. Aalberts (chair), did not hold a meeting.  Our compensation committee currently consists of Mr. Idler, Mr. Seltzer and Mr. Aalberts (chair).  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

Our board of directors may establish other committees to facilitate the management of our business.

Criteria for Selecting Directors

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

We do not have a formal diversity policy with respect to the composition of our Board of Directors.  However, the Nominating Committee seeks to ensure that the Board of Directors is composed of directors whose diverse backgrounds, experience and expertise will provide the Board with a range of perspectives on matters coming before the Board.

Stockholders are encouraged to contact the Chair of the Nominating Committee if they wish the Committee to consider a proposed candidate.  Stockholders should submit the names of any candidates in writing, together with background information about the candidate, and send the materials to the attention of Mr. Ronald Sansone at the following address: 6149 South Rainbow Boulevard, Las Vegas, NV 89118.  Stockholders wishing to directly nominate candidates for election to the Board must provide timely notice in accordance with the requirements of our Bylaws, between the 150th and 120th days prior to the anniversary of the date of mailing of the notice for the preceding year’s annual meeting of stockholders.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees of our manager.  The Code of Business Conduct and Ethics may be found on our web site at http://www.vestinrealtymortgage1.com/VRT_About/GovernanceDocuments.aspx.

ITEM 11.	EXECUTIVE COMPENSATION

We do not pay any compensation to our executive officers.  We pay a management fee of up to 0.25% of the amounts raised by us and Fund I through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2009, we paid our manager $277,000 for its management services, which represented less than 5% of the revenues received by our manager and its affiliates in 2009.

Our independent directors receive $500 for each board meeting and committee meeting they attend, whether in person or by phone, and are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings.

Pursuant to our management agreement, we pay our manager a fee which is calculated as a percentage of our original capital contributions.  In addition, we may pay our manager or its affiliates for services rendered in selling properties acquired through foreclosure.  We also pay a fee to Strategix Solutions which is based upon the wages of the employees providing the services.  We have evaluated the risks entailed in these fee arrangements and we do not believe that such risks are reasonably likely to have a material adverse effect upon the Company.

Our manager also receives various fees from borrowers.  Such fees may include origination fees as well as charges for servicing, extending or modifying their loans.  We are not a party to such fee arrangements and have no control over them.  As discussed under Risk Factors, many of these fees are paid on an up-front basis and, as a result, could create an incentive for our manager to make or extend riskier loans.  Funding risky loans could have a material adverse effect upon our operating results and financial condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 19, 2010, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 6,499,191 shares of our common stock as of March 19, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Vestin Reality Mortgage II, Inc. 8379 West Sunset Rd. Las Vegas, NV 89113	Sole voting and investment power of 533,675 shares	8.21%

Michael V. Shustek 6149 South Rainbow Boulevard Las Vegas, NV 89118	Sole voting and investment power of 306,041 shares and shared voting and investment power of 533,675 shares	12.92%

He Zhengxu INST OF MATH, AMSS, CAS, ZHONGGUANCUN, Haidian District, Beiging 100080, PRC	Shared voting and investment power of 506,317 shares	7.79%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 19, 2010, by:

•	Each director;

•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 6,499,191 shares of our total outstanding common stock as of March 19, 2010.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	6149 S. Rainbow Blvd. Las Vegas, NV 89118	839,716	12.92%
Rocio Revollo	8880 W. Sunset Rd. 3rd Floor Las Vegas, NV 89148	--	--
Robert J. Aalberts (3)	6149 S. Rainbow Blvd. Las Vegas, NV 89118	440	**
Donovan Jacobs	1347 Tavern Rd. #18, PMB201 Alpine, CA 91901	--	--
Kenneth A Seltzer	17 Candlewyck Dr. Henderson, NV 89052	--	--
Michael Micone	1242 Sonatina Dr. Henderson, NV 89052	--	--
Daryl C. Idler, Jr.	110 West C ST. Suite 1901 San Diego, CA 92101	--	--
All directors and executive officers as a group (7 persons)		840,156	12.93%

**  Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is the Chairman, President and Chief Executive Officer of Vestin Mortgage and indirectly owns a significant majority of the capital stock of our manager through Vestin Group.  Mr. Shustek is the beneficial owner of 839,716 shares of our common stock, representing approximately 12.9% of our outstanding common stock (based upon 6,499,191 shares of common stock outstanding at March 19, 2010).  Mr. Shustek directly owns 206,041 shares of our common stock (totaling 3.2%) and indirectly owns and has economic benefit of 100,000 shares of our common stock (totaling 1.5%) through his ownership of Vestin Mortgage.  In addition, through his management powers, Mr. Shustek has shared voting and dispositive power over 533,675 (8.2%) shares, owned by VRM II.  Mr. Shustek owns an approximate 11.9% interest in VRM II and is an executive officer and director of VRM II.  Mr. Shustek’s pecuniary interest in our shares owned by VRM II is 63,288 shares.

Mr. Shustek has sole voting and dispositive power with respect to shares owned directly by himself and with respect to shares owned by Vestin Mortgage and Fund III.  He has shared voting and dispositive power with respect to shares owned by VRM II.  Voting and dispositive power with respect to shares owned by VRM II is shared with the members of VRM II’s Board of Directors.

(2)	On March 4, 2009, Mr. Micone resigned as a Director and was replaced by Robert J. Aalberts.

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

Director Independence.  The Board of Directors has determined that each of the current non-employee Directors (i.e., Messrs. Jacobs, Aalberts, Seltzer, and Idler) are “independent,” as that term is defined in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc.’s listing requirements. In making these determinations, the Board of Directors did not rely on any exemptions to The Nasdaq Stock Market, Inc.’s requirements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We were notified that, effective January 1, 2010, a majority of the partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) and all of the partners of Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership.  Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost (the “Combination Agreement”), each of MSWFT and Frost contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement agreement with us and becoming our new independent accounting firm.  The engagement partner at MSWFT whom worked on our account joined Frazer Frost.  Our Audit Committee has consented to the appointment of Frazer Frost as the Company’s independent accountants.

The audit reports of MSWFT on the financial statements of the Company as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s most two recent fiscal years ended December 31, 2009 and 2008 and through January 7, 2010, the Company did not consult with Frazer Frost or MSWFT on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Frazer Frost did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audits of the Company’s financial statements for the fiscal year ended December 31, 2008 and 2007 and through the date of this Current Report, there were: (i) no disagreements between the Company and MSWFT on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MSWFT, would have caused MSWFT to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2009 and 2008, Frazer Frost and MSWFT provided various audit, audit related and non-audit services to us as follows:

	December 31, 2009	December 31, 2008
Audit Fees	$184,000	$232,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Our Audit Committee has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Frazer Frost and MSWFT’s independence.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services.  All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee.  The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation.  All services performed by our independent auditors under engagements entered into from May 6, 2003 to May 1, 2006, were approved by the Audit Committee of Vestin Group, all services performed after May 1, 2006, were approved by our Audit Committee, pursuant to our pre-approval policy, and none was approved pursuant to the de minimis exception to the rules and regulations of the Securities Exchange Act of 1934, Section 10A(i)(1)(B), on pre-approval.

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

(a) 3.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51964)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 19, 2010
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer	March 19, 2010
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ Donovan J. Jacobs	Director	March 19, 2010
Donovan J. Jacobs

/s/ Kenneth A. Seltzer	Director	March 19, 2010
Kenneth A. Seltzer

/s/ Robert J. Aalberts	Director	March 19, 2010
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	March 19, 2010
Daryl C. Idler, Jr.