Form 10-Q
period 2010-03-31
Vestin Realty Mortgage I, Inc.
filed 2010-05-13
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No   [X]

As of May 11, 2010, there were 6,499,191 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash	$1,602,000	$1,543,000
Investment in marketable securities - related party	390,000	486,000
Interest and other receivables, net of allowance of $4,000 at March 31, 2010 and $5,000 at December 31, 2009	608,000	546,000
Notes receivable, net of allowance of $1,174,000 at March 31, 2010 and December 31, 2009	--	--
Real estate held for sale	3,456,000	3,879,000
Investment in real estate loans, net of allowance for loan losses of $12,556,000 at March 31, 2010 and December 31, 2009	19,714,000	19,746,000
Other assets	51,000	75,000

Total assets	$25,821,000	$26,275,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$1,314,000	$1,244,000
Due to related parties	171,000	280,000
Note payable	--	22,000

Total liabilities	1,485,000	1,546,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 375,875 shares at March 31, 2010 and December 31, 2009	(850,000)	(850,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 shares issued and 6,499,191 outstanding at March 31, 2010 and December 31, 2009	1,000	1,000
Additional paid-in capital	62,262,000	62,262,000
Accumulated deficit	(36,591,000)	(36,294,000)
Accumulated other comprehensive loss	(486,000)	(390,000)

Total stockholders' equity	24,336,000	24,729,000

Total liabilities and stockholders' equity	$25,821,000	$26,275,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	March 31, 2010	March 31, 2009

Revenues
Interest income from investment in real estate loans	$322,000	$347,000
Other income	54,000	3,000
Total revenues	376,000	350,000

Operating expenses
Management fees - related party	69,000	69,000
Provision for loan loss	--	330,000
Professional fees	416,000	553,000
Professional fees - related party	32,000	18,000
Other	123,000	118,000
Total operating expenses	640,000	1,088,000

Loss from operations	(264,000)	(738,000)

Non-operating income (expense)
Interest income from banking institutions	--	1,000
Settlement expense	--	(107,000)
Total non-operating expense, net	--	(106,000)

Income (loss) from real estate held for sale
Revenue related to real estate held for sale	--	10,000
Net gain on sale of real estate held for sale	21,000	--
Expenses related to real estate held for sale	(54,000)	(38,000)
Write-downs on real estate held for sale	--	(659,000)
Total loss from real estate held for sale, net	(33,000)	(687,000)

Loss before provision for income taxes	(297,000)	(1,531,000)

Provision for income taxes	--	--

NET LOSS	$(297,000)	$(1,531,000)

Basic and diluted loss per weighted average common share	$(0.05)	$(0.23)

Dividends declared per common share	$--	$--

Weighted average common shares outstanding	6,499,191	6,603,647

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at December 31, 2009	375,875	$(850,000)	6,499,191	$1,000	$62,262,000	$(36,294,000)	$(390,000)	$24,729,000

Comprehensive Loss:

Net Loss						(297,000)		(297,000)

Unrealized Loss on Marketable Securities - Related Party							(96,000)	(96,000)

Comprehensive Loss								(393,000)

Stockholders' Equity at March 31, 2010 (Unaudited)	375,875	$(850,000)	6,499,191	$1,000	$62,262,000	$(36,591,000)	$(486,000)	$24,336,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net loss	$(297,000)	$(1,531,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	(2,000)	3,000
Write-downs on real estate held for sale	--	659,000
Gain on sale of real estate held for sale	(21,000)	--
Provision for loan loss	--	330,000
Change in operating assets and liabilities:
Interest and other receivables	(60,000)	(40,000)
Due to related parties	(109,000)	(16,000)
Other assets	24,000	18,000
Accounts payable and accrued liabilities	70,000	180,000
Net cash used in operating activities	(395,000)	(397,000)

Cash flows from investing activities:
Investments in real estate loans	--	(2,921,000)
Proceeds from loan payoffs	32,000	2,000
Sale of investments in real estate loans to third parties	--	333,000
Proceeds related to real estate held for sale	444,000	25,000
Net cash provided by (used in) investing activities	476,000	(2,561,000)

Cash flows from financing activities:
Principal payments on notes payable	(22,000)	(19,000)
Purchase of treasury stock at cost	--	(59,000)
Net cash used in financing activities	(22,000)	(78,000)

NET CHANGE IN CASH	59,000	(3,036,000)

Cash, beginning of period	1,543,000	3,546,000

Cash, end of period	$1,602,000	$510,000

Non-cash investing and financing activities:
Impairment on restructured loan reclassified to allowance for loan loss	$--	$107,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$--	$2,434,000
Unrealized loss on marketable securities - related party	$(96,000)	$(171,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of our manager Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”).  Michael Shustek, the CEO and director of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”) that has continued the business of brokerage, placement and servicing of real estate loans.  In addition, Vestin Group owns a significant majority of Vestin Originations.  On September 1, 2007, the servicing of real estate loans was assumed by our manager for us.

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

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, Vestin TRS I, Inc (“TRS I”).  All significant inter-company transactions and balances have been eliminated in consolidation.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC (“LL Bradford”), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford.  Our Chief Financial Officer (“CFO”), Ms. Revollo, will be replaced as CFO, effective May 21, 2010, as part of the Company’s efforts to reduce general and administrative expenses.  Pursuant to the terms of our agreement with Strategix Solutions, they are required to designate, subject to the approval of our Board of Directors, a new CFO for the Company.  Ms. Revollo’s replacement has not yet been identified.  None of the owners of Strategix Solutions have served or are currently serving as officers of the Company or our manager.

As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.  Our agreement with Strategix Solutions may be terminated with or without cause by our manager or our Board of Directors upon 30 days prior written notice.  Strategix Solutions may terminate the contract, with or without cause, upon 60 days prior written notice.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

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

Real Estate Held for Sale

Real estate held for sale (“REO”) includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or to own real estate as a long-term investment.  We generally seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The carrying values of REO are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Management classifies REO when the following criteria are met:

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

Classification of Operating Results from Real Estate Held for Sale

Generally, operating results and cash flows from long-lived assets held for sale are to be classified as discontinued operations as a separately stated component of net income.  Our operations related to REO are separately identified in the accompanying consolidated statements of operations.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of March 31, 2010.  All securities are classified as available-for-sale.

We are required to evaluate our available-for-sale investment for other-than-temporary impairment charges.  We will determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life).  If the impairment is considered other than temporary, we will recognize an impairment loss equal to the difference between the investment’s basis and its fair value.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended March 31, 2010 and 2009.  The following is a computation of the EPS data for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009

Net loss	$(297,000)	$(1,187,000)

Weighted average number of common shares outstanding during the period	6,499,191	6,603,647

Basic and diluted loss per weighted average common share outstanding	$(0.05)	$(0.18)

Common Stock Dividends

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

Treasury Stock

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2010, we had purchased 337,375 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling $0.8 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of March 31, 2010 and December 31, 2009, we had a total of 375,875 shares of treasury stock carried on our books at cost totaling $0.9 million.

Segments

We operate as one business segment.

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, and the accounts of our wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

We are organized and conduct our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on REO, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  The net income tax provision for the three months ended March 31, 2010 and 2009 was approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2010 and December 31, 2009, we had approximately $1.4 million and $1.3 million, respectively, in excess of the federally-insured limits.

As of March 31, 2010 and December 31, 2009, 36%, 29%, 14% and 14% of our loans were in Nevada, Hawaii, California and Oregon, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2010 and December 31, 2009, the aggregate amount of loans to our three largest borrowers represented approximately 43% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Hawaii and Nevada with first lien positions, interest rates between 13% and 14%, and an aggregate outstanding balance of approximately $14.0 million.  As of March 31, 2010, two of our three largest loans, both of which were made with respect to property located in Hawaii, were considered non-performing, see “Non-Performing Loans – RightStar, Inc. (Part I & Part II) in Note D – Investments in Real Estate Loans.  We have a significant concentration of credit risk with our largest borrowers.  During the three months ended March 31, 2010, two of our performing loans totaling approximately $20.9 million, of which our portion was approximately $7.6 million, accounted for approximately 82% of our interest income.  During the three months ended March 31, 2009, one of our performing loans totaling approximately $5.9 million, of which our portion was approximately $4.9 million, accounted for approximately 47% of our interest income.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of March 31, 2010 and December 31, 2009, two loans totaling approximately $6.0 million, representing approximately 18.5% of our portfolio’s total value, had a common guarantor.  Both loans were considered non-performing as of March 31, 2010 and December 31, 2009.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2010 and December 31, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2010 and December 31, 2009, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of March 31, 2010, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 3% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	14	$31,067,000	12.96%	96.27%	74.77%
Construction	3	530,000	6.02%	1.64%	96.00%
Land	2	673,000	7.72%	2.09%	74.50%
Total	19	$32,270,000	12.73%	100.00%	75.15%

Investments in real estate loans as of December 31, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	14	$31,091,000	12.96%	96.25%	71.90%
Construction	3	530,000	6.02%	1.64%	96.00%
Land	2	681,000	7.70%	2.11%	72.02%
Total	19	$32,302,000	12.73%	100.00%	72.35%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only was 12.63% as of March 31, 2010 and December 31, 2009.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2010 and December 31, 2009:

Loan Type	Number of Loans	March 31, 2010 Balance *	Portfolio Percentage	Number of Loans	December 31, 2009 Balance *	Portfolio Percentage

First deeds of trust	12	$25,951,000	80.42%	12	$25,959,000	80.36%
Second deeds of trust	7	6,319,000	19.58%	7	6,343,000	19.64%
Total	19	$32,270,000	100.00%	19	$32,302,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2010:

Non-performing and past due loans (a)	$22,359,000
April 2010 – June 2010 (b)	5,544,000
July 2010 – September 2010	--
October 2010 – December 2010	168,000
January 2011 – March 2011	3,263,000
April 2011 – June 2011	--
July 2011 – September 2011	--
October 2011 – December 2011	936,000
Thereafter	--

Total	$32,270,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2010.
(b)	These loans have been or are in the process of being extended subsequent to May 11, 2010.

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010 Balance *	Portfolio Percentage	December 31, 2009 Balance *	Portfolio Percentage

Arizona	$1,573,000	4.87%	$1,573,000	4.87%
California	4,523,000	14.02%	4,547,000	14.07%
Hawaii	9,307,000	28.84%	9,307,000	28.81%
Nevada	11,497,000	35.63%	11,505,000	35.62%
Oregon	4,434,000	13.74%	4,434,000	13.73%
Texas	936,000	2.90%	936,000	2.90%
Total	$32,270,000	100.00%	$32,302,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation
The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2010 Balance	December 31, 2009 Balance
Balance per loan portfolio	$32,270,000	$32,302,000
Less:
Allowance for loan losses (a)	(12,556,000)	(12,556,000)
Balance per consolidated balance sheet	$19,714,000	$19,746,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2010, we had nine loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $9.7 million, net of allowance for loan losses of approximately $11.6 million, which does not include the allowances of approximately $1.0 million relating to performing loans as of March 31, 2010.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At March 31, 2010, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at March 31, 2010	Allowance for Loan Losses	Net Balance at March 31, 2010

Commercial	7	$20,464,000	$(11,494,000)	$8,970,000
Construction	1	200,000	(58,000)	142,000
Land	1	580,000	--	580,000
Total	9	$21,244,000	$(11,552,000)	$9,692,000

•
Commercial – As of March 31, 2010, seven of our 14 commercial loans were considered non-performing.  The outstanding balance on the seven non-performing loans was approximately $70.6 million, of which our portion is approximately $20.5 million.  As of March 31, 2010, these loans have been non-performing from 7 months to 6 years.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as deemed appropriate.  As of March 31, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $49.9 million, of which our portion is approximately $11.5 million.  Two of these loans are the RightStar, Inc. (Part I & Part II) loans, which are secured by a lien on the business and virtually all of the property of RightStar, which includes four cemeteries and eight mortuaries in Hawaii with an outstanding balance of approximately $32.3 million.  In our December 31, 2009 Form 10-K, there was an incorrect statement regarding our portion of the RightStar loans, our correct portion is approximately $9.3 million ($4.4 million for Part I and $4.9 million for Part II).  See Specific Reserve Allowances below and Note M – Legal Matters Involving the Company for further information regarding the RightStar loans.

•
Construction – As of March 31, 2010, one of our three construction loans was considered non-performing.  The outstanding balance on the loan is $6.0 million, of which our portion is $0.2 million.  As of March 31, 2010, this loan has been considered non-performing for the last 22 months.  During the three months ended March 31, 2010, the borrower defaulted upon a settlement agreement, which was negotiated on November 17, 2008.  During April 2010, we and VRM II commenced foreclosure proceedings on this property.  As of March 31, 2010, based on our manager’s evaluation of completion costs for the project and an updated appraisal our manager has provided a specific allowance of approximately $1.7 million, of which our portion is $58,000.

•
Land – As of March 31, 2010, one of our two land loans was considered non-performing.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $3.2 million, of which our portion is approximately $0.6 million.  As of March 31, 2010, this loan has been considered non-performing for the last six months.  As of March 31, 2010, based on our manager’s evaluation and an updated appraisal, our manager believes we have sufficient principal to protect us against any loan losses.  During April 2010, this non-performing loan complied with the terms of its loan agreement and is now considered a performing loan.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of March 31, 2010, we have provided a specific reserve allowance for eight non-performing loans and five performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$580,000	$--	$580,000
Non-performing loans – related allowance	20,664,000	(11,552,000)	9,112,000
Subtotal non-performing loans	21,244,000	(11,552,000)	9,692,000

Performing loans – no related allowance	8,850,000	--	8,850,000
Performing loans – related allowance	2,176,000	(1,004,000)	1,172,000
Subtotal performing loans	11,026,000	(1,004,000)	10,022,000

Total	$32,270,000	$(12,556,000)	$19,714,000

	As of December 31, 2009
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$580,000	$--	$580,000
Non-performing loans – related allowance	20,687,000	(11,552,000)	9,135,000
Subtotal non-performing loans	21,267,000	(11,552,000)	9,715,000

Performing loans – no related allowance	8,858,000	--	8,858,000
Performing loans – related allowance	2,177,000	(1,004,000)	1,173,000
Subtotal performing loans	11,035,000	(1,004,000)	10,031,000

Total	$32,302,000	$(12,556,000)	$19,746,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

RightStar Loan Allowance – RightStar, Inc. (“RightStar”) defaulted on our commercial loans in the fall of 2004.  The lenders commenced a judicial foreclosure on the loans, part I and part II, which are secured by a lien on the business and virtually all of the property of RightStar, which includes four cemeteries and eight mortuaries in Hawaii.  The current book value of the RightStar properties, net of allowance for loan losses and including interest receivable, is approximately $14.1 million, of which our portion is approximately $5.1 million.

We have evaluated the estimated value of the underlying collateral and the expected cost and length of litigation.  Based on this estimate we have maintained our total specific reserve allowance for loss.  We will continue to evaluate our position in the RightStar loan.  See Note M – Legal Matters Involving the Company for further information regarding the RightStar loans.

The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2010, and 2009 by loan type.

Loan Type	Balance at 12/31/2009	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 03/31/2010

Commercial	$12,395,000	$--	$--	$--	$--	$12,395,000
Construction	161,000	--	--	--	--	161,000
Land	--	--	--	--	--	--
Total	$12,556,000	$--	$--	$--	$--	$12,556,000

Loan Type	Balance at 12/31/2008	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 03/31/2009

Commercial	11,989,000	392,000	--	--	(1,087,000)	11,294,000
Construction	269,000	--	--	--	(135,000)	134,000
Land	4,133,000	45,000	(1,667,000)	--	(366,000)	2,145,000
Total	$16,391,000	$437,000	$(1,667,000)	$--	$(1,588,000)	$13,573,000

* The difference between the specific reserve allocation of $437,000 shown above and the $329,000 on the statement of operations is $108,000.  As of December 31, 2008, a commercial loan and a land loan included an impairment reserve, applied to the loan balance, of $62,000 and $46,000, respectively.  During March 2009, the impairment reserves for these two loans were reclassified to their existing allowance for loan losses.

•
Commercial – As of March 31, 2010, 10 of our 14 commercial loans had a specific reserve allowance totaling approximately $54.3 million, of which our portion is approximately $12.4 million.  The outstanding balance on these 10 loans was approximately $98.4 million, of which our portion was $22.3 million.

•
Construction – As of March 31, 2010, all of our three construction loans had a specific reserve allowance totaling approximately $6.0 million, of which our portion was approximately $0.2 million.  The outstanding balance on these three loans was approximately $20.2 million, of which our portion is $0.5 million.

•	Land – As of March 31, 2010, none of our two land loans had a specific reserve allowance.

As of March 31, 2010, our manager had granted extensions on nine loans, totaling approximately $84.0 million, of which our portion was approximately $13.6 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, two of the nine loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at March 31, 2010, of $22.0 million, of which our portion is $3.2 million.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2010, we owned 225,134 shares of VRM II’s common stock, representing approximately 1.65% of their total outstanding common stock.

We evaluated our investment in VRM II’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we impaired our investment to its fair value, as of September 30, 2008, to $3.89 per share.

As of March 31, 2010, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at March 31, 2010.  Since September 30, 2008, the trading price for VRM II’s common stock ranged from $1.54 to $5.05 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2010, we held nine properties with a total carrying value of approximately $3.5 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the three months ended March 31, 2010, related to our REO totaled $54,000.  Our REO properties are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of REO during the three months ended March 31, 2010:

Description	Balance at 12/31/09	Acquisitions Through Foreclosure	Write Downs	Cash Reductions	Seller Financed Loan	Net Cash Proceeds on Sales	Net Gain on Sale of Real Estate	Balance at 03/31/10

Land	$3,460,000	$--	$--	$(2,000)	$--	$(260,000)	$--	$3,198,000

Residential Buildings	419,000	--	--	--	--	(182,000)	21,000	258,000

Total	$3,879,000	$--	$--	$(2,000)	$--	$(442,000)	$21,000	$3,456,000

Land

As of March 31, 2010, we held six REO properties, classified as Land, totaling approximately $3.2 million.  These properties were acquired between December 2006 and December 2009 and consist of commercial land and residential land.  During the three months ended March 31, 2010, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals, no write-downs were necessary.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Commercial Land – As of March 31, 2010, we held two properties located in Nevada, and Texas totaling approximately $1.0 million.  On April 27, 2010, we, VRM II and Fund III, sold our commercial land REO property located in Texas to an unrelated third party to an unrelated third party for approximately $0.6 million, of which our portion was approximately $0.2 million.  No gain or loss was associated with this transaction.

•
Residential Land – On January 15, 2010, one property located in Nevada was sold to an unrelated third party for its approximate book value of $1.3 million, of which our portion was approximately $0.3 million.  No gain or loss was associated with this property.  As of March 31, 2010, we held four properties located in Arizona and California totaling approximately $2.2 million.

Residential Buildings

As of March 31, 2010, we held three REO properties, classified as Residential Buildings, totaling $258,000.  These properties were acquired between December 2006 and August 2009 and consist of single family residences and residential apartment /condos.  During the three months ended March 31, 2010, our manager continually evaluated the carrying value of our Residential Building REO properties, and based on its estimates and updated appraisals, no write-downs were necessary.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Single Family Residence Properties – During January, February and March 2010, we and VRM II sold all the units on our Washington property for a total of approximately $1.0 million, of which our portion was approximately $0.2 million.  These transactions resulted in a net gain for us of $21,000.  As of March 31, 2010, we held one property located in California totaling $37,000.  On April 22, 2010, we, VRM II and Fund III sold one unit on our property located in California to an unrelated third party for $187,000, of which our portion was $23,000.  There was approximately no gain or loss associated with this transaction.

•
Residential Apartment /Condo – As of March 31, 2010, we held two properties located in Nevada totaling $221,000.  On April 23, 2010, we, VRM II and Fund III sold the remaining unit on one REO property located in Nevada to an unrelated third party for its approximate book value of $81,000, of which our portion was less than $1,000.  There was approximately no gain or loss associated with this transaction.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2010 and 2009, was $69,000, respectively for each period.

As of March 31, 2010 and December 31, 2009, our manager owned 100,000 of our common shares, representing approximately 1.54% of our total outstanding common stock.

On March 6, 2009, we, VRM II, and Fund III completed the sale of 105 of the 106 units in a residential apartment /condo property in Nevada, to an unrelated third party; the remaining unit was sold on April 23, 2010 for no gain or loss.  In accordance with our Management Agreement, we, VRM II, and Fund III paid our manager an administrative fee of $282,000, shared pro-rata among us, VRM II, and Fund III.  There were no similar transactions during the three months ended March 31, 2010.

As of March 31, 2010, we owed our manager $1,000.  As of December 31, 2009, we did not owe our manager or have any receivables from our manager.

Transactions with Other Related Parties

As of March 31, 2010 and December 31, 2009, we owned 225,134 common shares of VRM II, representing approximately 1.65% of their total outstanding common stock.

As of March 31, 2010 and December 31, 2009, VRM II owned 533,675 of our common shares, representing approximately 8.21% of our total outstanding common stock.

As of March 31, 2010, we owed VRM II $171,000, primarily related to legal fees.  As of December 31, 2009, we owed VRM II approximately $0.3 million, primarily related to legal fees

As of March 31, 2010, we did not owe Fund III or have any receivables from Fund III.  As of December 31, 2009, we had receivables from Fund III of $1,000.

During the three months ended March 31, 2010, and 2009, we incurred $32,000, and $18,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $2.1 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller-financed REO.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date.  As of March 31, 2010, we have received $36,000 in principal payments.  Payments will be recognized as income when received.  The balance of $122,000 was fully reserved as of March 31, 2010.

During March 2005, we and VRM II sold the 126 unit hotel in Mesquite, Nevada for approximately $5.5 million, of which our share of the proceeds were approximately $1.8 million, which resulted in a loss of $389,000.  In addition, during June 2005, we and VRM II entered into a settlement agreement with the guarantors of the loan in the amount of $2.0 million in exchange for a release of their personal guarantees, of which our share was approximately $0.6 million.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1.1 million from July 2005 through July 2008, at which time the entire balance was due.  As of March 31, 2010, we have received $294,000 in principal payments.  Payments will be recognized as income when received.  The balance of $346,000 was fully reserved as of March 31, 2010.

During December 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of March 31, 2010, we had received $10,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $127,000 was fully reserved as of March 31, 2010.  On May 6, 2010, we received a payment of $5,000.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.4 million, of which our portion is $39,000, with the borrowers on a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $120,000, which reflected our book value of the loan, net of allowance for loan loss of $73,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $39,000 was fully reserved as of March 31, 2010.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.3 million, of which our portion is $30,000, with the borrowers on a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $95,000, which reflected our book value of the loan, net of allowance for loan loss of $71,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $30,000 was fully reserved as of March 31, 2010.

During December 2009, we and VRM II entered into a promissory note with the borrowers of a land loan, totaling approximately $6.1 million, of which our portion is approximately $0.5 million, as part of the sale of the land collateralizing the loan.  In addition, we and VRM II received a principal pay off of $2.0 million, of which our portion was approximately $0.2 million, on the land loan.  The remaining balance of approximately $1.2 million, of which our portion is approximately $0.1 million, was refinanced as a loan to the new owners of property.  The promissory note is for a 60-month period, with an interest rate of 6.0%, with the first monthly payment due on December 10, 2014.  Payments will be recognized as income when they are received.  The balance of approximately $0.5 million was fully reserved as of March 31, 2010.

NOTE I — NOTES PAYABLE

In April 2009, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $35,000 and nine monthly payments of $22,000 beginning on May 27, 2009.  During the three months ended March 31, 2010, the outstanding balance of the note was paid in full.  In April 2010, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 6.5%.  The agreement required a down payment of $63,000 and nine monthly payments of $21,000 beginning on May 27, 2010.

NOTE J — FAIR VALUE

As of March 31, 2010, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of March 31, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/2010	Carrying Value on Balance Sheet at 03/31/2010
Assets
Investment in marketable securities - related party	$390,000	$--	$--	$390,000	$390,000
Investment in real estate loans	$--	$--	$19,591,000	$19,591,000	$19,714,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to March 31, 2010.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2009 and March 31, 2010.

Investment in real estate loans

Balance on December 31, 2009	$19,605,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(32,000)
Temporary change in estimated fair value based on future cash flows	18,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on March 31, 2010, net of temporary valuation adjustment	$19,591,000

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

On November 21, 2005, Desert Land filed a complaint in the state District Court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the United States Court of Appeals for the Ninth Circuit, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Fund II.  On March 6, 2006, Desert Land amended the state court complaint to name us.  Desert Land alleged that one or more of the defendants had transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to us for that purpose.

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

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action seeks monetary and punitive damages.  The trial is currently scheduled to begin on September 6, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.  VRM II, Vestin Mortgage, Inc. and Michael Shustek have entered into confidential settlement agreements with individual plaintiffs.  In addition, individual plaintiffs have voluntarily withdrawn their claims against VRM II, Vestin Mortgage, Inc. and Michael Shustek with prejudice.  Of the approximately 138 plaintiffs that initially filed this lawsuit, approximately 121 still remain plaintiffs to this action.

In addition to the matters described above, our manager is involved in a number of other legal proceedings concerning matters arising in connection with the conduct of its business activities.  Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously.  Other than the matters described in Note M – Legal Matters Involving The Company below, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our manager’s net income in any particular period.

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM II, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  To date, the auction has not been successful.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of us, VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  Closing of the acquisition is to take place within 90 days of the issuance by the Court of its order of confirmation, which was signed on March 10, 2010.  Completion of the acquisition is subject to receipt of appropriate licensing from the Department of Commerce and Consumer Affairs of the State of Hawaii to own and operate the RightStar assets.

We, VRM II and Vestin Mortgage, Inc. (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund I into VRM I and Fund II into VRM II.  The court certified a class of all former Fund I unit holders and Fund II unit holders who voted against the mergers of Fund I into VRM I and Fund II into VRM II.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs have agreed to a post-judgment settlement by which Plaintiffs will not appeal the pending judgment in consideration of a waiver by the Defendants of any claim to recover costs from the Plaintiffs.  The Court has preliminary approved this settlement of post-judgment rights and will decide on July 9, 2010, whether to finally approve it.  No assurance can be given that such approval will be granted.

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

On April 22, 2010, we, VRM II and Fund III sold one single family residence on our REO property located in California to an unrelated third party for $187,000, of which our portion was $23,000.  There was approximately no gain or loss associated with this transaction.

On April 23, 2010, we, VRM II and Fund III sold the remaining unit on one REO property located in Nevada to an unrelated third party for its approximate book value of $81,000, of which our portion was less than $1,000.  There was approximately no gain or loss associated with this transaction.

On April 27, 2010, we, VRM II and Fund III, sold our commercial land REO property located in Texas to an unrelated third party for approximately $0.6 million, of which our portion was approximately $0.2 million.  No gain or loss was associated with this transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2010 and 2009.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2009.

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

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income while preserving principal by investing in real estate loans.  We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by other real estate lenders.  The loan underwriting standards utilized by our manager and Vestin Originations are less strict than those used by many institutional real estate lenders.  In addition, one of our competitive advantages is our ability to approve loan applications more quickly than many institutional lenders.  As a result we may make real estate loans that are riskier than real estate loans made by many institutional lenders such as commercial banks.  However, in return, we seek a higher interest rate and our manager takes steps to mitigate the lending risks such as imposing a lower loan-to-value ratio.  While we may assume more risk than many institutional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of March 31, 2010, we had nine loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $9.7 million, net of allowance for loan losses of approximately $11.6 million.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $13.2 million or 51% of our total assets as of March 31, 2010, as compared to approximately $13.6 million or 52% of our total assets as of December 31, 2009.  At March 31, 2010, non-performing assets consisted of approximately $3.5 million of REO and approximately $9.7 million of non-performing loans, net of allowance for loan losses.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the significant increase in the level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, real estate values in the principal markets in which we operate declined dramatically, which in many cases eroded the current value of the security underlying our loans.

The deterioration of the economy and credit markets coupled with our increase in non-performing assets has lead to the reduction of new loans funded by us and the reduction of investments in real estate loans.  During the year ended December 31, 2009, we funded five loans totaling approximately $4.7 million, compared to the years ended December 31, 2008 and 2007, when we funded seven and 15 loans totaling approximately $10.7 million and $18.5 million, respectively.  Out of the five loans funded during the year ended December 31, 2009, four of the loans, totaling approximately $4.6 million, were funded during the first five months of the year.  We expect this trend in reduction of new loan activity to continue in the near future.  No loans were funded during the three months ended March 31, 2010.

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

As of March 31, 2010, our loan-to-value ratio was 75.15%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of March 31, 2010, we have provided a specific reserve allowance for eight non-performing loans and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of March 31, 2010, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

	For the Three Months Ended March 31,
	2010	2009

Total revenues	$376,000	$350,000
Total operating expenses	640,000	1,088,000
Non-operating loss	--	(106,000)
Loss from real estate held for sale	(33,000)	(687,000)

Loss before provision for income taxes	(297,000)	(1,531,000)

Provision for income taxes	--	--

Net loss	$(297,000)	$(1,531,000)

Basic and diluted loss per common share	$(0.05)	$(0.23)
Dividends declared per common share	$--	$--
Weighted average common shares outstanding	6,499,191	6,603,647
Weighted average term of outstanding loans, including extensions	17 months	18 months

Comparison of Operating Results for the three months ended March 31, 2010 to the three months ended March 31, 2009.

Total Revenues:  For the three months ended March 31, 2010, total revenues were $376,000 compared to $350,000 during the three months ended March 31, 2009, an increase of $26,000 or 7%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased $25,000 during the three months ended March 31, 2010, from $347,000 in 2009 to $322,000 in 2010.  This decrease in interest income is primarily due to the decrease of our investment in real estate loans of approximately $10.8 million since March 31, 2009.  Our revenue is dependent on the balance of our investment in real estate loans and the interest earned on these loans.  As of March 31, 2010, our investment in real estate loans was approximately $32.3 million compared to our investment in real estate loans of approximately $43.1 million as of March 31, 2009.  This decline is largely attributable to the increase of real estate owned properties acquired through the foreclosure of four non-performing loans totaling approximately $7.7 million since March 31, 2009.  In addition, we sold a non-performing loan totaling approximately $1.1 million, net of allowance for loan loss of approximately $1.2 million, during this period.  Interest income has also been adversely affected by the level of non-performing assets in our portfolio and the reduction in new lending activity.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2010.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
Our decrease in interest income was offset by our increase in other income of approximately $51,000 primarily due to amounts received on a loan that was the subject of a 100% reserve.  There were not similar transactions during the three months ended March 31, 2009.

Total Operating Expenses:  For the three months ended March 31, 2010, total operating expenses were $640,000 compared to approximately $1.1 million during the three months ended March 31, 2009, a decrease of approximately $447,000 or 41%.  Expenses were primarily affected by the following factors:

•
During the three months ended March 31, 2009, we recognized a provision for loan loss totaling approximately $329,000.  No provision for loan losses were recognized during the three months ended March 31, 2010.  It is premature at this time for us to determine whether or not the reduction in provision for loan loss during the three months ended March 31, 2010, as compared to the same period in 2009, is indicative of a trend.  See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
Professional fees decreased approximately $123,000 during the three months ended March 31, 2010 to $448,000, compared to $571,000 during the same period in 2009, primarily due to the legal fees relating to the actions filed against us in connection with the REIT conversion.  During the quarter ended March 31, 2010, we recognized, subject to a reservation of rights, a subsequent payment of approximately $62,000 from our Directors and Officers insurance carrier in respect of legal fees incurred in the defense of such actions.  There were no similar payments received during the same period in 2009.  No assurance can be made regarding future reimbursement of legal fees.  On February 11, 2010, we were notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  However, we expect to continue to incur significant legal fees this year as we defend the Nevada lawsuit.  See Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-Operating Loss:  During the three months ended March 31, 2009, we recognized $107,000 in expenses related to settlements with several shareholders.  We did not recognize any non-operating loss for the three months ended March 31, 2010.

Total Loss from Real Estate Held for Sale:  For the three months ended March 31, 2010, total losses from REO were approximately $33,000 compared to approximately $687,000 during the three months ended March 31, 2009, a decrease of approximately $654,000 or 95%.  The decrease is mainly due to the fact that there were no write-downs of REO during the three months ended March 31, 2010 compared to write-downs on three REO properties of approximately $659,000, during the three months ended March 31, 2009.  In addition, we received approximately $444,000 from the sales of two REO properties, of which one property was sold at book value and one property at a net gain of approximately $21,000 during the three months ended March 31, 2010.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the three months ended March 31, 2010, we did not declare any cash dividends.

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

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the three months ended March 31, 2010:

For the Three Months Ended
March 31, 2010
Net loss, as reported	$(297,000)
Add (deduct):
Book gain on sale of real estate held for sale	(21,000)
Tax loss on sale of real estate held for sale	(1,747,000)
Recovery of allowance for doubtful notes receivable	1,000
Other income	(51,000)
Total estimated taxable loss	(2,115,000)
Add: Estimated taxable loss attributable to TRS I, Inc.	1,000

Estimated REIT taxable loss	$(2,114,000)

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

During the three months ended March 31, 2010, net cash flows used in operating activities approximated $0.4 million.  Operating cash flows were adversely impacted by legal fees and the decrease in interest income, related to the decrease in our investments in real estate loans during the three months ended March 31, 2010 compared to the same period in 2009.  Cash flows related to investing activities consisted of cash provided by loan payoffs, sales of real estate loans and proceeds for sales of REO of approximately $0.5 million.  Cash flows used in financing activities consisted of a principal payments on a note payable of $22,000.

On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs have agreed to a post-judgment settlement by which Plaintiffs will not appeal the pending judgment in consideration of a waiver by the Defendants of any claim to recover costs from the Plaintiffs.  The Court has preliminary approved this settlement of post-judgment rights and will decide on July 9, 2010, whether to finally approve it.  No assurance can be given that such approval will be granted.  We believe the remaining suit is without merit and we intend to vigorously defend against such claims.  Nonetheless, the outcome of the Nevada lawsuit cannot be predicted at this time, nor can a meaningful evaluation be made of the potential impact upon us if the plaintiffs were to prevail in their claims.  The resulting uncertainty may depress the price of our stock.  Moreover, concerns about the costs of defense and the potential diversion of our manager’s time to deal with these lawsuits may have an adverse effect on our operating results and cash flows.

At March 31, 2010, we had approximately $1.6 million in cash, $0.4 million in marketable securities – related party and approximately $25.8 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of REO and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Since we comply with the REIT requirements and distribute at least ninety percent (90%) of our annual taxable income, our sources of liquidity include: repayments of outstanding loans, dividend reinvestments by our stockholders, arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.  We rely primarily upon repayment of outstanding loans and proceeds from sales of REO to provide capital for investment in new loans.  The significant level of defaults on outstanding loans has reduced the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This has diminished our capital resources and impaired our ability to invest in new loans.  During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our REIT taxable income.

We have no current plans to sell any new shares.  Although a small percentage of our shareholders have elected to reinvest their dividends, we suspended payment of dividends in June 2008 and at this time are not able to predict when dividend payments will resume.  Accordingly, we do not expect to issue any new shares through our dividend reinvestment program in the foreseeable future.

We are considering various options to enhance the Company’s capital resources.  We have from time to time raised funds through the issuance of promissory notes secured by certain of our real estate owned properties.  However, we do not currently have any arrangements in place to increase our capital resources.

There may be cost savings and operating synergies that could be achieved through a combination with VRM II.  Our manager has evaluated issues relevant to a possible combination.  No final decision has been made with respect to whether a combination will be pursued, or with respect to the possible form of any such combination.  Since our manager owes a duty to the investors in each of these entities, it could face a conflict of interest in considering such a possible combination.  Any decision with respect to a proposed combination with VRM II will most likely be subject to the approval of the independent directors and stockholders of VRM II as well as the approval of our Board of Directors and stockholders.

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2010, we had purchased 337,375 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling $0.8 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of March 31, 2010  and December 31, 2009, we had a total of 375,385 shares as treasury stock carried on our books at cost totaling $0.9 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 11, 2010, we have met our 3% reserve requirement.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 3% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  As of March 31, 2010 and December 31, 2009, we had investments in 19 real estate loans with a balance of approximately $32.3 million.

As of March 31, 2010, we had nine loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $9.7 million, net of allowance for loan losses of approximately $11.6 million, which does not include the allowances of approximately $1.0 million relating to the decrease in the property value for performing loans as of March 31, 2010.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2010, we have provided a specific reserve related to eight non-performing loans and five performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of May 11, 2010, we believe continuing declines in real estate values will adversely affect the value of the collateral securing our real estate loans as well as the market value of our REO.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and REO totaling approximately $9.7 million and $3.5 million, respectively, as of March 31, 2010, compared to approximately $9.7 million and $3.9 million, respectively, as of December 31, 2009.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our REO.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and our losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during this period of economic slowdown and recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the three months ended March 31, 2010, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Real Estate Held for Sale

At March 31, 2010, we held nine properties with a total carrying value of approximately $3.5 million, which were acquired through foreclosure and recorded as investments in REO.  Our investments in REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in REO, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

At March 31, 2010, we had no contractual obligations, see Note I – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note G – Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2010, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$384,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,919,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$3,839,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(384,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,919,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(3,839,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2010, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$323,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,614,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$3,227,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(323,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(1,614,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(3,227,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates.  We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments.  As of March 31, 2010, we do not have a significant amount of debt.

Most of our assets consist of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At March 31, 2010, our aggregate investment in real estate loans was approximately $19.7 million, net of allowance of approximately $12.6 million, with a weighted average effective interest rate of 12.73%.  The weighted average interest rate of 12.73% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2010, was 12.63%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at March 31, 2010, was 17 months.  All of the outstanding real estate loans at March 31, 2010, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of March 31, 2010, none of our loans had a prepayment penalty, although 10 of our loans, totaling approximately $10.4 million, had an exit fee.  Out of the 10 loans with an exit fee, four loans, totaling approximately $8.2 million, were considered non-performing as of March 31, 2010.

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

The following table contains information about the investment of real estate loans in our portfolio as of March 31, 2010.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2010 through 2014 and thereafter and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets approximate their fair value as of March 31, 2010.  See Note J – Fair Value of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	Interest Earning Assets Aggregated by Maturity at March 31, 2010
Interest Earning Assets	2010	2011	2012	2013	2014	Thereafter	Total
	(a)
Investments In Real Estate Loans	$28,071,000	$4,199,000	$--	$--	$--	$--	$32,270,000

Weighted Average Interest Rates	12.79%	12.38%	--%	--%	--%	--%	12.73%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2010.

At March 31, 2010, we also had approximately $2.0 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the first fiscal quarter of 2010.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note L – Legal Matters Involving the Manager and Note M – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

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

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers.  Our performance has been and will continue to be directly impacted by any defaults on the loans in our portfolio.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry.  The sustained period of increased defaults suffered during the past two years has adversely affected our business, financial condition, liquidity and the results of our operations and may continue to do so in the future.

As of March 31, 2010, our non-performing assets were approximately $13.2 million, representing approximately 54% of our stockholders’ equity.  Non-performing assets included approximately $9.7 million in non-performing loans, net of allowance for non-performing loan losses of approximately $11.6 million, and approximately $3.5 million of REO.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of March 31, 2010 and December 31, 2009, we had approximately $12.6 million in allowances for loan losses, resulting in net weighted average loan-to-value ratios of 75.15% and 72.35%, respectively.  Not including allowance for loan losses, our weighted average loan-to-value ratio, as of March 31, 2010 and December 31, 2009, was 128.46%, and 124.63%, respectively, primarily as a result of declines in real estate values that have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the dividends we pay to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

The current recession and constraints in the credit markets are adversely affecting our operating results and financial condition.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in the U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, an extended period of illiquidity in the credit markets has resulted in a material increase in the number of our loans that are not paid back on time.  A continuation of increased delinquencies, defaults or foreclosures will have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.  Although there may be some signs of the general economy improving, our business has not experienced the same improvement.

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

We have not paid any dividends since June 2008 and we do not anticipate paying dividends in the foreseeable future.  Dividends were suspended as a result of our operating losses.  For the years ended December 31, 2009 and 2008, our net losses were approximately $12.5 million and $21.5 million, respectively.  We expect that the current economic conditions will make it difficult for us to attain profitability in the near to mid-term.  We are obligated to distribute not less than 90% or our REIT taxable income.  However, at this time, we cannot predict when or if we will generate taxable income and dividends will be reinstated.  For the three months ended March 31, 2010, our net losses were approximately $0.3 million.

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

As of March 31, 2010, approximately 55% of our loans were in Nevada, Arizona and California.  Each of these states has suffered significantly during the current recession, with declining real estate values and high rates of default on real estate loans.  We also have loans in Hawaii, Oregon and Texas.  Our loan concentration in these Western states has increased our vulnerability to the troubled real estate markets in such states.  Real estate markets vary greatly from location to location and our manager has limited experience outside of the Western and Southwestern United States.  Any effort to expand into new geographical regions could be complicated by our manager’s lack of experience in such regions.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of March 31, 2010, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

An increased percentage of our loan portfolio consists of second deeds of trust which generally entail a higher degree of risk than first deeds of trust.

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans that we will not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  If we are unable to collect the amounts secured by second deeds of trust, our operating results will suffer and we will have less funds available to distribute to shareholders.  As of March 31, 2010, approximately 20% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust has increased primarily due to a decline in loans secured by first deeds of trust through sales, foreclosures and modifications.  As of March 31, 2010, three of our seven loans secured by second deeds of trust were considered non-performing.  These non-performing loans totaled approximately $22.0 million, of which our portion is approximately $3.7 million.  In addition, all seven of these second position loans had an allowance for loan loss of approximately $26.3 million, of which our portion is approximately $4.6 million.

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

We do not expect our real estate loans to be marketable, and we do not expect a secondary market to develop for them.  As a result, we generally bear all the risk of our investment until the loans mature.  This limits our ability to hedge our risk in changing real estate markets and may result in reduced returns to our investors.

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

Interest rate fluctuations may affect our operating results as follows:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to our manager or Vestin Originations, not to us.  Our revenues and dividends will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of March 31, 2010, none of our loans had a prepayment penalty, although 10 of our loans, totaling approximately $10.4 million, had an exit fee.  Out of the 10 loans with an exit fee, four loans, totaling approximately $8.2 million, were considered non-performing as of March 31, 2010.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Legal actions seeking damages and roll-up rights has and may continue to harm our operating results and financial condition.

We are a party in several legal actions seeking damages and roll-up rights in connection with the REIT conversion.  See Note L – Legal Matters Involving The Manager and Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  While we believe these actions are without merit, the defense of such actions has materially increased our legal costs and may require the substantial attention of our management.  The increased legal costs may continue to adversely impact our operating results.  As of March 31, 2010, we have incurred legal expenses of approximately $2.4 million related to such actions and have received reimbursement, subject to a reservation of rights, of approximately $1.2 million of such fees from our Directors and Officers insurance carrier.  No assurance can be made regarding future reimbursement of legal fees.  Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs have agreed to a post-judgment settlement by which Plaintiffs will not appeal the pending judgment in consideration of a waiver by the Defendants of any claim to recover costs from the Plaintiffs.  The Court has preliminary approved this settlement of post-judgment rights and will decide on July 9, 2010, whether to finally approve it.  No assurance can be given that such approval will be granted.

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

Vestin Originations receives substantial fees from borrowers for transactions involving real estate loans.  Many of these fees are paid on an up-front basis.  In some cases, Vestin Originations or our manager may be entitled to additional fees for loan extensions or modifications and loan assumptions, reconveyances and exit fees.  These and other fees are quantified and described in greater detail in our management agreement under “Management Agreement — Compensation.”  Vestin Originations’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans.  Our interests may diverge from those of our manager, Vestin Originations and Mr. Shustek to the extent that Vestin Originations benefits from up-front fees that are not shared with us.

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

We paid our manager a management fee of $69,000 for the three months ended March 31, 2010.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $0.2 million and $40,000, respectively, in fees directly from borrowers or funded from loan proceeds, for the three months ended March 31, 2010.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM II and Fund III.  Our assets represented approximately 22% of the assets managed by Vestin Mortgage as of March 31, 2010.

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

As of March 31, 2010, our loans were in the following states:  Arizona, California, Hawaii, Nevada, Oregon and Texas.  Depending on the market and on our company’s performance, we may expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on certain key personnel, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President) and Daniel B. Stubbs (Senior Vice President, Underwriting).  Both Mr. Shustek and Mr. Stubbs have extensive experience in our line of business, extensive market contacts and familiarity with our company.  If Mr. Shustek or Mr. Stubbs were to cease their employment with our manager, they might be difficult to replace and our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

On April 23, 2010, our manager decided to replace Rocio Revollo as our Chief Financial Officer as part of the Company’s efforts to reduce general and administrative expenses.  Ms. Revollo’s replacement has not yet been identified and no assurance can be given with respect to the capabilities of her successor.

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

Our manager is also the manager of VRM II and Fund III.  VRM II is a company with investment objectives similar to ours and Fund III has commenced an orderly liquidation of its assets.  Our manager and Mr. Shustek, who indirectly owns a significant majority of our manager, anticipate that they may also sponsor other real estate programs having investment objectives similar to ours.  As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities.  During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would.  Our Management Agreement with our manager does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company.  Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

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

VRM II is a company that engages in making mortgage loans similar to the loans that we make and is managed by our manager.  There may be cost savings and operating synergies that could be achieved by our combination with VRM II.  Our management has evaluated issues relevant to a possible combination and at this time, no decision has been made with respect to whether a combination will be pursued, or with respect to the possible form of any such combination.  Since our manager owes a duty to the investors in each of these entities, it could face a conflict of interest in considering such a possible combination.  Any decision with respect to a proposed combination with VRM II will most likely be subject to the approval of our independent directors and stockholders as well as the approval of VRM II’s Board of Directors and stockholders.

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

As of March 31, 2010, we held nine properties with a total carrying value of approximately $3.5 million recorded as investments in REO and no properties in which we or an affiliate provided the financing, recorded as real estate held for sale – seller financed.  United States generally accepted accounting principles (“GAAP”) requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  The real estate held for sale collectively constituted approximately 13% of our assets as of March 31, 2010.

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

The market price of our common stock since trading commenced on June 1, 2006 to March 31, 2010, has ranged from $0.25 to $7.48.  We own a significant level of non-performing assets and our sector of the market has suffered from the problems encountered by other lenders.  Our stock price may be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2019 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and our stock price could approach our book value per share.  However, no assurance can be given that the stock price will approach book value and then prevailing market conditions may affect the price of our stock even as we near 2019.

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

Two lawsuits have been filed against us, in San Diego and Las Vegas, on behalf of stockholders who claim, among other things, that they were improperly denied roll-up rights in connection with the conversion of Fund I into a REIT.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs have agreed to a post-judgment settlement by which Plaintiffs will not appeal the pending judgment in consideration of a waiver by the Defendants of any claim to recover costs from the Plaintiffs.  The Court has preliminary approved this settlement of post-judgment rights and will decide on July 9, 2010, whether to finally approve it.  No assurance can be given that such approval will be granted.  We believe the remaining suit is without merit and we intend to vigorously defend against such claims.  Nonetheless, the outcome of the Las Vegas lawsuit cannot be predicted at this time, nor can a meaningful evaluation be made of the potential impact upon us if the plaintiffs were to prevail in their claims.  The resulting uncertainty may depress the price of our stock.  Moreover, concerns about the costs of defense and the potential diversion of our manager’s time to deal with these lawsuits may have an adverse effect upon the price of our stock.

Our charter documents and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter and bylaws and Maryland corporate law contain a number of provisions (as further described in exhibit 3.2 Bylaws of the Registrant under the Exhibit Index included in Part II, Item 6 – Exhibits of this Quarterly Report on Form 10-Q) that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

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

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our manager deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2010, we had purchased 337,375 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $0.8 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock, during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of March 31, 2010 and December 31, 2009, we had a total of 375,875 shares as treasury stock carried on our books at cost totaling $0.9 million.

The following is a summary of our stock purchases during the three months ended March 31, 2010, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
January 1 – January 31, 2010	--	$--	--	$4,209,000
February 1 – February 28, 2010	--	--	--	4,209,000
March 1 – March 31, 2010	--	--	--	4,209,000

Total	--	$--	--	$4,209,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51964)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 12, 2010

By:	/s/ Rocio Revollo
Rocio Revollo
Chief Financial Officer
Date:	May 12, 2010