Form 10-Q
period 2010-06-30
Vestin Realty Mortgage I, Inc.
filed 2010-08-16
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-125347

VESTIN REALTY MORTGAGE I, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-4028839
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 W SUNSET ROAD, SUITE 200, LAS VEGAS, NEVADA 89148
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

Yes  [   ]    No   [X]

As of August 10, 2010, there were 6,489,184 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash	$4,395,000	$1,543,000
Investment in marketable securities - related party	304,000	486,000
Interest and other receivables, net of allowance of $21,000 at June 30, 2010 and $5,000 at December 31, 2009	1,041,000	546,000
Notes receivable, net of allowance of $696,000 at June 30, 2010 and $1,174,000 at December 31, 2009	--	--
Real estate held for sale	2,877,000	3,879,000
Investment in real estate loans, net of allowance for loan losses of $10,296,000 at June 30, 2010 and $12,556,000 at December 31, 2009	16,041,000	19,746,000
Other assets	234,000	75,000

Total assets	$24,892,000	$26,275,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$1,057,000	$1,244,000
Due to related parties	90,000	280,000
Note payable	146,000	22,000
Unearned revenue	5,000	--

Total liabilities	1,298,000	1,546,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 385,882 shares at June 30, 2010 and 375,875 shares at December 31, 2009	(863,000)	(850,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 shares issued and 6,489,184 outstanding at June 30, 2010 and 6,875,066 shares issued and 6,499,191 outstanding at December 31, 2009	1,000	1,000
Additional paid-in capital	62,262,000	62,262,000
Accumulated deficit	(37,234,000)	(36,294,000)
Accumulated other comprehensive loss	(572,000)	(390,000)

Total stockholders' equity	23,594,000	24,729,000

Total liabilities and stockholders' equity	$24,892,000	$26,275,000

The accompanying notes are an integral part of these statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Revenues
Interest income from investment in real estate loans	$305,000	$419,000	$627,000	$766,000
Recovery of allowance for doubtful notes receivable	10,000	10,000	10,000	10,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	63,000	--	63,000
Other income	2,000	3,000	56,000	6,000
Total revenues	317,000	495,000	693,000	845,000

Operating expenses
Management fees - related party	69,000	69,000	138,000	138,000
Provision for loan loss	234,000	1,749,000	234,000	2,079,000
Interest expense	2,000	6,000	2,000	6,000
Professional fees	108,000	456,000	524,000	1,009,000
Professional fees - related party	25,000	26,000	57,000	44,000
Loan fees	--	26,000	--	26,000
Other	130,000	101,000	253,000	219,000
Total operating expenses	568,000	2,433,000	1,208,000	3,521,000

Loss from operations	(251,000)	(1,938,000)	(515,000)	(2,676,000)

Non-operating income (loss)
Interest income from banking institutions	--	--	--	1,000
Settlement expense	--	--	--	(107,000)
Total non-operating loss	--	--	--	(106,000)

Income(loss) from real estate held for sale
Revenue related to real estate held for sale	--	1,000	--	11,000
Net gain (loss) on sale of real estate held for sale	2,000	(78,000)	23,000	(78,000)
Expenses related to real estate held for sale	(48,000)	(54,000)	(102,000)	(92,000)
Write-downs on real estate held for sale	(346,000)	(1,140,000)	(346,000)	(1,799,000)
Total loss from real estate held for sale	(392,000)	(1,271,000)	(425,000)	(1,958,000)

Loss before provision for income taxes	(643,000)	(3,209,000)	(940,000)	(4,740,000)

Provision for income taxes	--	--	--	--

NET LOSS	$(643,000)	$(3,209,000)	$(940,000)	$(4,740,000)

Basic and diluted loss per weighted average common share	$(0.10)	$(0.49)	$(0.14)	$(0.72)

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	6,495,210	6,592,953	6,497,189	6,598,270

The accompanying notes are an integral part of these statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at December 31, 2009	375,875	$(850,000)	6,499,191	$1,000	$62,262,000	$(36,294,000)	$(390,000)	$24,729,000

Comprehensive Loss:

Net Loss						(940,000)		(940,000)

Unrealized Loss on Marketable Securities - Related Party							(182,000)	(182,000)

Comprehensive Loss								(1,122,000)

Purchase of Treasury Stock	10,007	(13,000)	(10,007)	--				(13,000)

Stockholders' Equity at June 30, 2010 (Unaudited)	385,882	$(863,000)	6,489,184	$1,000	$62,262,000	$(37,234,000)	$(572,000)	$23,594,000

The accompanying notes are an integral part of these statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	6/30/2010	6/30/2009

Cash flows from operating activities:
Net loss	$(940,000)	$(4,740,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	(4,000)	--
Write-downs on real estate held for sale	346,000	1,799,000
Gain on sale of real estate held for sale	(23,000)	(19,000)
Loss on sale of real estate held for sale	--	97,000
Recovery of allowance for doubtful notes receivable included in other income	(10,000)	(10,000)
Provision for loan loss	234,000	2,079,000
Prepaid interest income - unearned revenue	6,000	--
Amortized interest income	(1,000)	--
Change in operating assets and liabilities:
Interest and other receivables	15,000	(22,000)
Due to/from related parties	(190,000)	614,000
Other assets	27,000	48,000
Accounts payable and accrued liabilities	(187,000)	(18,000)
Net cash used in operating activities	(727,000)	(172,000)

Cash flows from investing activities:
Investments in real estate loans	--	(2,947,000)
Purchase of investments in real estate loans from:
VRM II	--	(500,000)
Proceeds from loan payoffs	2,965,000	316,000
Sale of investments in real estate loans to:
Third parties	--	633,000
Proceeds related to real estate held for sale	679,000	1,053,000
Proceeds from note receivable	10,000	--
Purchase of marketable securities	--	10,000
Net cash provided by (used in) investing activities	3,654,000	(1,435,000)

Cash flows from financing activities:
Principal payments on notes payable	(62,000)	(61,000)
Proceeds from issuance of notes payable	--	45,000
Purchase of treasury stock at cost	(13,000)	(59,000)
Net cash used in financing activities	(75,000)	(75,000)

NET CHANGE IN CASH	2,852,000	(1,682,000)

Cash, beginning of period	1,543,000	3,546,000

Cash, end of period	$4,395,000	$1,864,000

The accompanying notes are an integral part of these statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For The Six Months Ended
	6/30/2010	6/30/2009

Supplemental disclosures of cash flows information:
Interest paid	$2,000	$6,000

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$468,000	$--
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$--	$2,904,000
Impairment on restructured loan reclassified to allowance for loan loss	$--	$107,000
Loan rewritten with same or similar collateral	$--	$580,000
Note payable relating to prepaid D & O insurance policy	$186,000	$191,000
Account receivable related to sale of loan collateral, held in escrow account	$506,000	$--
Real estate held for sale acquired through foreclosure, net of prior allowance	$--	$3,466,000
Write off of interest receivable and related allowance	$23,000	$20,000
Unrealized loss on marketable securities - related party	$182,000	$110,000

The accompanying notes are an integral part of these statements.

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of our manager Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”).  Michael Shustek, the CEO and director of our manager and CEO, interim CFO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”) that has continued the business of brokerage, placement and servicing of real estate loans.  In addition, Vestin Group owns a significant majority of Vestin Originations.  On September 1, 2007, the servicing of real estate loans was assumed by our manager for us.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our former Chief Financial Officer (“CFO”) and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC (“LL Bradford”), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford.  None of the owners of Strategix Solutions have served or are currently serving as officers of the Company or our manager. Our agreement with Strategix Solutions may be terminated with or without cause by our manager or our Board of Directors upon 30 days prior written notice.  Strategix Solutions may terminate the contract, with or without cause, upon 60 days prior written notice.

Our former CFO, Rocio. Revollo, was replaced, effective May 21, 2010, as part of the Company’s efforts to reduce general and administrative expenses.  Pursuant to the terms of our agreement with Strategix Solutions, they will designate, subject to the approval of our Board of Directors, a new CFO for the Company.  Strategix Solutions is currently looking for a new CFO; however, Ms. Revollo’s replacement has not yet been identified.  Our current CEO, Michael Shustek, is acting as interim CFO.

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

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”) as defined by ASC 310-40.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of June 30, 2010.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three and six months ended June 30, 2010 and 2009.  The following is a computation of the EPS data for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(643,000)	$(3,209,000)	$(940,000)	$(4,740,000)

Weighted average number of common shares outstanding during the period	6,495,210	6,592,953	6,497,189	6,598,270

Basic and diluted loss per weighted average common share outstanding	$(0.10)	$(0.49)	$(0.14)	$(0.72)

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

Treasury Stock

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of June 30, 2010, we had purchased 347,382 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling approximately $0.8 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of June 30, 2010, we had a total of 385,882 shares of treasury stock carried on our books at cost totaling approximately $0.9 million.  As of December 31, 2009, we had a total 375,875 shares of treasury stock carried on our books at cost totaling approximately $0.9 million.

Segments

We operate as one business segment.

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, and the accounts of our wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

We are organized and conduct our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful accounts, write-downs on REO, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements.  The net income tax provision for the six months ended June 30, 2010 and 2009 was approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2010 and December 31, 2009, we had approximately $4.1 million and $1.3 million, respectively, in excess of the federally-insured limits.

As of June 30, 2010, 35%, 33% and 17% of our loans were in Hawaii, Nevada and Oregon, respectively, compared to 29%, 36%, and 14%, at December 31, 2009, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At June 30, 2010 and December 31, 2009, the aggregate amount of loans to our three largest borrowers represented approximately 53% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Hawaii and Nevada with first lien positions, interest rates are at 13% and 14%, and an aggregate outstanding balance of approximately $14.0 million.  As of June 30, 2010, two of our three largest loans, both of which were made with respect to property located in Hawaii, were considered non-performing, see “Non-Performing Loans – RightStar, Inc. (Part I & Part II) in Note D – Investments in Real Estate Loans.  We have a significant concentration of credit risk with our largest borrowers.  During the six months ended June 30, 2010, two of our performing loans totaling approximately $19.6 million, of which our portion was approximately $3.3 million, accounted for approximately 78% of our interest income.  During June 2010, one of these loans was paid in full, totaling $15.0 million, of which our portion was approximately $2.9 million.  During the six months ended June 30, 2009, one of our performing loans totaling approximately $5.9 million, of which our portion was approximately $4.6 million, accounted for approximately 42% of our interest income.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of June 30, 2010 and December 31, 2009, two loans totaling approximately $6.0 million, representing approximately 22.6% and 18.5%, respectively, of our portfolio’s total value, had a common guarantor.  As of June 30, 2010 and December 31, 2009, one of these loans with a balance of approximately $1.5 million, was fully impaired and both loans were considered non-performing.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2010 and December 31, 2009, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2010 and December 31, 2009, we had no investments in real estate loans that had interest reserves.  As of June 30, 2010, one loan totaling approximately $1.1 million, of which our portion was $0.1 million, had prepaid their interest for one year as part of a one year extension agreement.  The prepaid interest totaled $62,000, of which our portion was $5,000.  Interest income will be recognized as it is earned.

Loan Portfolio

As of June 30, 2010, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15%, as a result of troubled debt restructuring whereby, the total interest on one performing loan is now being fully accrued as of June 30, 2010 and payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

During the three months ended June 30, 2010, the Trustee in a Bankruptcy case, regarding one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, total approximately $3.4 million.  The amount due to us from this Borrower was $3.0 million; however, another lender is claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine secured interest has been filed with the Bankruptcy Court on our behalf, the Court has not yet ruled on our motion.  Management believes the amount we will recover from the proceeds of the bankruptcy sale will be approximately $0.5 million and an account receivable in such amount has been recorded on our balance sheet.

Investments in real estate loans as of June 30, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	12	25,134,000	12.77%	95.43%	81.28%
Construction	3	530,000	6.02%	2.01%	92.00%
Land	2	673,000	7.72%	2.56%	74.50%
Total	17	$26,337,000	12.51%	100.00%	81.18%

Investments in real estate loans as of December 31, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	14	$31,091,000	12.96%	96.25%	71.90%
Construction	3	530,000	6.02%	1.64%	96.00%
Land	2	681,000	7.70%	2.11%	72.02%
Total	19	$32,302,000	12.73%	100.00%	72.35%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2010 and December 31, 2009, was 10.85% and 12.63%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2010 and December 31, 2009:

Loan Type	Number of Loans	June 30, 2010 Balance *	Portfolio Percentage	Number of Loans	December 31, 2009 Balance *	Portfolio Percentage

First deeds of trust	10	$20,018,000	76.01%	12	$25,959,000	80.36%
Second deeds of trust	7	6,319,000	23.99%	7	6,343,000	19.64%
Total	17	$26,337,000	100.00%	19	$32,302,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2010:

Non-performing and past due loans (a)	$18,986,000
July 2010 – September 2010 (b)	5,450,000
October 2010 – December 2010	168,000
January 2011 – March 2011	703,000
April 2011 – June 2011	94,000
July 2011 – September 2011	--
October 2011 – December 2011	936,000
Thereafter	--

Total	$26,337,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to June 30, 2010.

(b)	Some of these loans have been or are in the process of being extended subsequent to August 10, 2010.

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010 Balance *	Portfolio Percentage	December 31, 2009 Balance *	Portfolio Percentage

Arizona	$1,573,000	5.97%	$1,573,000	4.87%
California	1,523,000	5.78%	4,547,000	14.07%
Hawaii	9,307,000	35.34%	9,307,000	28.81%
Nevada	8,564,000	32.52%	11,505,000	35.62%
Oregon	4,434,000	16.84%	4,434,000	13.73%
Texas	936,000	3.55%	936,000	2.90%
Total	$26,337,000	100.00%	$32,302,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2010 Balance	December 31, 2009 Balance
Balance per loan portfolio	$26,337,000	$32,302,000
Less:
Allowance for loan losses (a)	(10,296,000)	(12,556,000)
Balance per consolidated balance sheets	$16,041,000	$19,746,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2010, we had eight loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $9.0 million, net of allowance for loan losses of approximately $9.3 million, which does not include the allowances of approximately $1.0 million relating to performing loans as of June 30, 2010.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At June 30, 2010, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at June 30, 2010	Allowance for Loan Losses	Net Balance at June 30, 2010

Commercial	6	$17,464,000	$(9,150,000)	$8,314,000
Construction	1	200,000	(142,000)	58,000
Land	1	580,000	--	580,000
Total	8	$18,244,000	$(9,292,000)	$8,952,000

•
Commercial – As of June 30, 2010, six of our 12 commercial loans were considered non-performing.  The outstanding balance on the six non-performing loans was approximately $54.6 million, of which our portion was approximately $17.5 million.  As of June 30, 2010, these loans have been non-performing from 10 months to 6 years.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.  As of June 30, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $37.4 million, of which our portion is approximately $9.2 million.  Two of these loans are the RightStar, Inc. (Part I & Part II) loans, which are secured by a lien on the business and virtually all of the property of RightStar, which includes four cemeteries and eight mortuaries in Hawaii with an outstanding balance of approximately $32.3 million.  In our December 31, 2009 Form 10-K, there was an incorrect statement regarding our portion of the RightStar loans, our correct portion is approximately $9.3 million ($4.4 million for Part I and $4.9 million for Part II).  On July 13, 2010 we and VRM II completed our foreclosure of these properties and classified them as REO.  See Specific Reserve Allowances below and Note M – Legal Matters Involving the Company for further information regarding the RightStar loans.  In addition, three of our six non-performing loans totaling approximately $3.7 million have been fully impaired and are secured by second deeds of trust.  As of August 10, 2010, these loan balances have not been charged off.

•
Construction – As of June 30, 2010, one of our three construction loans was considered non-performing.  The outstanding balance on the loan is $6.0 million, of which our portion is $0.2 million.  As of June 30, 2010, this loan has been considered non-performing for the last 25 months.  During the three months ended March 31, 2010, the borrower defaulted upon a settlement agreement, which was negotiated on November 17, 2008.  During April 2010, we and VRM II commenced foreclosure proceedings on this property.  During the six months ended June 30, 2010, based on our manager’s evaluation of completion costs for the project and an updated appraisal obtained by our manager, our manager has provided an additional specific allowance of approximately $2.6 million, of which our portion is approximately $0.1 million. On August 5, 2010, we and VRM II completed our foreclosure of this property and classified it as REO.

•
Land – As of June 30, 2010, one of our two land loans was considered non-performing.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $3.2 million, of which our portion is approximately $0.6 million.  During April 2010, this non-performing loan complied with the terms of its loan agreement and was considered a performing loan; however, in May 2010 this loan became non-performing again due to failure to comply with its loan agreement.  Our manager has commenced foreclosure proceedings on this loan.  As of June 30, 2010, based on current estimates with respect to the value of the underlying collateral, our manager believes that such collateral is sufficient to protect us against further losses of principal.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 52%.  The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$580,000	$--	$580,000
Non-performing loans – related allowance	17,664,000	(9,292,000)	8,372,000
Subtotal non-performing loans	18,244,000	(9,292,000)	8,952,000

Performing loans – no related allowance	5,916,000	--	5,916,000
Performing loans – related allowance	2,177,000	(1,004,000)	1,173,000
Subtotal performing loans	8,093,000	(1,004,000)	7,089,000

Total	$26,337,000	$(10,296,000)	$16,041,000

	As of December 31, 2009
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$580,000	$--	$580,000
Non-performing loans – related allowance	20,687,000	(11,552,000)	9,135,000
Subtotal non-performing loans	21,267,000	(11,552,000)	9,715,000

Performing loans – no related allowance	8,858,000	--	8,858,000
Performing loans – related allowance	2,177,000	(1,004,000)	1,173,000
Subtotal performing loans	11,035,000	(1,004,000)	10,031,000

Total	$32,302,000	$(12,556,000)	$19,746,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

RightStar Loan Allowance – RightStar, Inc. (“RightStar”) defaulted on our commercial loans in the fall of 2004.  The lenders commenced a judicial foreclosure on the loans, part I and part II, which are secured by a lien on the business and virtually all of the property of RightStar, which includes four cemeteries and eight mortuaries in Hawaii.  The current book value of the RightStar properties, net of allowance for loan losses and including interest receivable, is approximately $14.1 million, of which our portion is approximately $5.1 million.  On July 13, 2010 we and VRM II completed our foreclosure of these properties and classified them as REO.

We have evaluated the estimated value of the underlying collateral and the expected cost and length of litigation.  Based on this estimate we have maintained our total specific reserve allowance for loss.  We will continue to evaluate our position in the RightStar loan.  See Note M – Legal Matters Involving the Company for further information regarding the RightStar loans.

As of June 30, 2010, we have provided a specific reserve allowance for seven non-performing loans and five performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2010, and 2009 by loan type.

Loan Type	Balance at 12/31/2009	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 6/30/2010

Commercial	$12,395,000	$150,000	$(2,494,000)	$--	$--	$10,051,000
Construction	161,000	84,000	--	--	--	245,000
Land	--	--	--	--	--	--
Total	$12,556,000	$234,000	$(2,494,000)	$--	$--	$10,296,000

Loan Type	Balance at 12/31/2008	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 6/30/2009

Commercial	$11,989,000	$1,776,000	$(1,237,000)	$--	$(1,087,000)	$11,441,000
Construction	269,000	150,000	--	--	(135,000)	284,000
Land	4,133,000	260,000	(1,667,000)	--	(1,321,000)	1,405,000
Total	$16,391,000	$2,186,000	$(2,904,000)	$--	$(2,543,000)	$13,130,000

* The difference between the specific reserve allocation of $2,186,000 shown above and the $2,079,000 on the statement of operations is $107,000.  As of December 31, 2008, a commercial loan and a land loan included an impairment reserve, applied to the loan balance, of $62,000 and $45,000, respectively.  During March 2009, the impairment reserves for these two loans were reclassified to their existing allowance for loan losses.

•
Commercial – As of June 30, 2010, nine of our 12 commercial loans had a specific reserve allowance totaling approximately $41.8 million, of which our portion is approximately $10.1 million.  The outstanding balance on these nine loans was approximately $70.6 million, of which our portion was $19.3 million.  As of June 30, 2010, four commercial loans had a specific reserve allowance for the full amount of the loan.  These loans totaled approximately $4.5 million and are second deeds of trust.  Of the four fully impaired loans, three of them were non-performing and totaled approximately $3.7 million.  As of June 30, 2010, none of the three fully impaired non-performing loans had been charged off.  We will continue to evaluate our position in these loans.

•
Construction – As of June 30, 2010, all of our three construction loans had a specific reserve allowance totaling approximately $8.6 million, of which our portion was approximately $0.2 million.  The outstanding balance on these three loans was approximately $20.4 million, of which our portion is $0.5 million.  We will continue to evaluate our position in these loans.

•	Land – As of June 30, 2010, neither of our two land loans had a specific reserve allowance. We will continue to evaluate our position in these loans.

Troubled Debt Restructuring

As of June 30, 2010 and December 31, 2009, we had five loans, totaling approximately $2.4 million that met the definition of TDR.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of June 30, 2010 and December 31, 2009:

As of June 30, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$2,105,000	2	$1,105,000	1	$1,000,000
Construction	2	330,000	2	330,000	--	--
Land	--	--	--	--	--	--
Total	5	$2,435,000	4	$1,435,000	1	$1,000,000

As of December 31, 2009
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$2,105,000	2	$1,105,000	1	$1,000,000
Construction	2	330,000	2	330,000	--	--
Land	--	--	--	--	--	--
Total	5	$2,435,000	4	$1,435,000	1	$1,000,000

•
Commercial –As of June 30, 2010 and December 31, 2009 we had 12 and 14 Commercial loans, respectively, three of which, at each date, were modified pursuant to TDR.  These loans were second deeds of trust and two of the three loans were considered performing prior to their restructuring.  The two performing loans had their interest rates reduced.  One loan’s interest rate was reduced from 15% payable monthly to 8% accrued and payable at maturity, which was extended from April 30, 2010 to December 31, 2011.  As a result of this reduction in interest rate we recorded an impairment of $150,000, as an allowance for loan loss, based on the reduction of the present value of future cash flows.  The other loan’s interest rate was reduced from 10.5% payable monthly to 8% of which 3% is payable monthly and 5% is accrued and payable at maturity.  As of August 10, 2010, these two loans continue to perform as required by the loan modification.  The remaining non-performing loan had its maturity date extended from September 30, 2009 to December 17, 2009, and then extended again to March 17, 2010 and June 12, 2010, to postpone our foreclosure of the property to determine our exposure in relation to the first trust deed.  As of August 10, 2010, this loan remains non-performing.

•
Construction – As of June 30, 2010 and December 31, 2009, two of our three Construction loans were modified pursuant to TDR.  During July 2009, our manager negotiated with a guarantor of four of our performing loans.  As part of the negotiations, two of the loans were paid off for approximately the loan amount net of allowance for loan losses plus accrued interest and two 60-month promissory notes were executed by the borrower and guaranteed by the main principal, totaling approximately $2.7 million, of which our portion was approximately $0.1 million.  In addition, our manager modified the remaining loans whereby interest payments are payable monthly at 3.0%, beginning July 2009, and accrue at 5.0% payable at the maturity of the loan.  Interest on these loans will be recorded as interest income when cash is collected.  As of August 10, 2010, the two remaining loans continue to perform as required by the loan modification.

•	Land – As of June 30, 2010 and December 31, 2009, neither of our two Land loans were modified pursuant to TDR.

As of June 30, 2010, our manager had granted extensions on 10 loans, totaling approximately $51.2 million, of which our portion was approximately $9.1 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, one of the 10 loans had become non-performing.  The loan, which became non-performing after its extension, had a total principal amount at June 30, 2010, of $6.0 million, of which our portion is $0.2 million.  Our manager extended one non-performing loan secured by a second trust deed, during the six months ended June 30, 2010, to postpone our foreclosure of the property to determine our exposure in relation to the first trust deed.  This loan continues to remain non-performing as of August 10, 2010.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2010 and December 31, 2010, we owned 225,134 shares of VRM II’s common stock, representing approximately 1.67% and 1.65%, respectively, of their total outstanding common stock.  The closing price of VRM II’s common stock on June 30, 2010, was $1.35 per share.

We evaluated our investment in VRM II’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we impaired our investment to its fair value, as of September 30, 2008, to $3.89 per share.

As of June 30, 2010, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at June 30, 2010.  Since September 30, 2008, the trading price for VRM II’s common stock ranged from $1.35 to $5.05 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2010, we held six properties with a total carrying value of approximately $2.9 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the six months ended June 30, 2010, related to our REO totaled $102,000 and write-downs on our REOs totaled approximately $0.3 million.  Our REO properties are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of REO during the six months ended June 30, 2010:

Description	Balance at 12/31/2009	Acquisitions Through Foreclosure	Write Downs	Cash Reductions	Seller Financed Loan	Net Cash Proceeds on Sales	Net Gain on Sale of Real Estate	Balance at 06/30/2010

Land	$3,460,000	$--	$(346,000)	$(2,000)	$--	$(455,000)	$--	$2,657,000

Residential Building(s)	419,000	--	--	--	--	(222,000)	23,000	220,000

Total	$3,879,000	$--	$(346,000)	$(2,000)	$--	$(677,000)	$23,000	$2,877,000

Land

As of June 30, 2010, we held five REO properties, classified as Land, totaling approximately $2.7 million.  These properties were acquired between December 2006 and December 2009 and consist of commercial land and residential land.  During the six months ended June 30, 2010, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down approximately $0.3 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Commercial Land – On April 27, 2010, we, VRM II and Fund III, sold our commercial land REO property located in Texas to an unrelated third party for approximately $0.6 million, of which our portion was approximately $0.2 million.  No gain or loss was associated with this transaction.  During the six months ended June 30, 2010, our manager continually evaluated the carrying value of our commercial land REO and based on its estimates and updated appraisals three of these properties were written down a total of $52,000.  As of June 30, 2010, we held one property located in Nevada totaling approximately $0.5 million.

•
Residential Land – On January 15, 2010, we, VRM II and Fund III, sold our commercial land REO property located in Nevada to an unrelated third party for its approximate book value of $1.3 million, of which our portion was approximately $0.3 million.  No gain or loss was associated with this property.  During the six months ended June 30, 2010, our manager continually evaluated the carrying value of our residential land REO and based on its estimates and updated appraisals three of these properties were written down a total of $294,000.  As of June 30, 2010, we held four properties located in Arizona and California totaling approximately $2.2 million.

Residential Building(s)

As of June 30, 2010, we held one REO property, classified as a Residential Building, totaling $220,000.  This property was acquired during August 2009 and is classified as residential apartment/condos.  During the six months ended June 30, 2010, our manager continually evaluated the carrying value of our Residential Building REO property, and based on its estimates and updated appraisals, no write-downs were deemed necessary.  Our manager is currently working with prospective buyers to sell this property; however, no assurance can be given that this sales will take place.

•
Single Family Residence Properties – During the three months ended March 31, 2010, we and VRM II sold all the units on our Washington property for a total of approximately $1.0 million, of which our portion was approximately $0.2 million.  These transactions resulted in a net gain for us of $21,000.  During April and May 2010, we, VRM II and Fund III sold the two remaining units on our REO property located in California to an unrelated third party for a total of $325,000, of which our portion was $40,000.  These transactions resulted in a net gain for us of $2,000.  As of June 30, 2010, we had no single family residence properties.

•
Residential Apartment/Condo – On April 23, 2010, we, VRM II and Fund III sold the remaining unit on one REO property located in Nevada to an unrelated third party for its approximate book value of $81,000, of which our portion was less than $1,000.  There was approximately no gain or loss associated with this transaction.  As of June 30, 2010, we held one property located in Nevada totaling $220,000.  On August 5, 2010, we and VRM II completed our foreclosure of a property secured by a non-performing construction loan in Nevada and classified it as residential apartment/condo REO totaling approximately $1.7 million, of which our portion was $58,000, net of prior allowance for loan loss.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three and six months ended June 30, 2010 and 2009, were approximately $69,000 and $138,000, respectively for each period.

As of June 30, 2010 and December 31, 2009, our manager owned 100,000 of our common shares, representing approximately 1.54% of our total outstanding common stock, respectively.

On March 6, 2009, we, VRM II, and Fund III completed the sale of 105 of the 106 units in a residential apartment /condo property in Nevada, to an unrelated third party; the remaining unit was sold on April 23, 2010 for no gain or loss.  In accordance with our Management Agreement, during the six months ended June 30, 2009, we, VRM II, and Fund III paid our manager an administrative fee of $282,000, shared pro-rata among us, VRM II, and Fund III.  There were no similar transactions during the six months ended June 30, 2010.

As of June 30, 2010 and December 31, 2009, we did not owe or have a receivable from our manager.

Transactions with Other Related Parties

As of June 30, 2010 and December 31, 2009, we owned 225,134 common shares of VRM II, representing approximately 1.67% and 1.65% of their total outstanding common stock, respectively.

As of June 30, 2010 and December 31, 2009, VRM II owned 533,675 of our common shares, representing approximately 8.22% and 8.21% of our total outstanding common stock, respectively.

As of June 30, 2010, we owed VRM II $90,000, primarily related to legal fees.  As of December 31, 2009, we owed VRM II approximately $0.3 million, primarily related to legal fees

As of June 30, 2010, we did not owe Fund III or have any receivables from Fund III.  As of December 31, 2009, we had receivables from Fund III of $1,000.

During the three and six months ended June 30, 2010, we incurred $25,000 and $57,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and six months ended June 30, 2009, we incurred $26,000 and $44,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $2.1 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller-financed REO.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date.  As of June 30, 2010, we have received $36,000 in principal payments.  However, due to the current financial position of the guarantor, our Manager has determined that we would not be able to recover any of the remaining $122,000 due.  As of June 30, 2010, the note was fully charged off.

During March 2005, we and VRM II sold the 126 unit hotel in Mesquite, Nevada for approximately $5.5 million, of which our share of the proceeds were approximately $1.8 million, which resulted in a loss of $389,000.  In addition, during June 2005, we and VRM II entered into a settlement agreement with the guarantors of the loan in the amount of $2.0 million in exchange for a release of their personal guarantees, of which our share was approximately $0.6 million.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1.1 million from July 2005 through July 2008, at which time the entire balance was due.  As of June 30, 2010, we have received $294,000 in principal payments.  However, due to the current financial position of the guarantor, our Manager has determined that we would not be able to recover any of the remaining $346,000 due.  As of June 30, 2010, the note was fully charged off.

During December 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of June 30, 2010, we had received $20,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $117,000 was fully reserved as of June 30, 2010.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.4 million, of which our portion is $39,000, with the borrowers on a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $120,000, which reflected our book value of the loan, net of allowance for loan loss of $73,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $39,000 was fully reserved as of June 30, 2010.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.3 million, of which our portion is $30,000, with the borrowers on a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $95,000, which reflected our book value of the loan, net of allowance for loan loss of $71,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $30,000 was fully reserved as of June 30, 2010.

During December 2009, we and VRM II entered into a promissory note with the borrowers of a land loan, totaling approximately $6.1 million, of which our portion is approximately $0.5 million, as part of the sale of the land collateralizing the loan.  In addition, we and VRM II received a principal pay off of $2.0 million, of which our portion was approximately $0.2 million, on the land loan.  The remaining balance of approximately $1.2 million, of which our portion is approximately $0.1 million, was refinanced as a loan to the new owners of property.  The promissory note is for a 60-month period, with an interest rate of 6.0%, with the first monthly payment due on December 10, 2014.  Payments will be recognized as income when they are received.  The balance of approximately $0.5 million was fully reserved as of June 30, 2010.

NOTE I — NOTES PAYABLE

In April 2009, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $35,000 and nine monthly payments of $22,000 beginning on May 27, 2009.  During the three months ended March 31, 2010, the outstanding balance of the note was paid in full.  In April 2010, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 6.5%.  The agreement required a down payment of $63,000 and nine monthly payments of $21,000 beginning on May 27, 2010.  As of June 30, 2010, the outstanding balance of the note was $146,000.

NOTE J — FAIR VALUE

As of June 30, 2010, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of June 30, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/2010	Carrying Value on Balance Sheet at 06/30/2010
Assets
Investment in marketable securities - related party	$304,000	$--	$--	$304,000	$304,000
Investment in real estate loans	$--	$--	$15,855,000	$15,855,000	$16,041,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to June 30, 2010.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2009 to June 30, 2010.

Investment in real estate loans

Balance on December 31, 2009	$19,605,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(234,000)
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(5,965,000)
Reduction of allowance for loan losses related to sales and payments of investment in real estate loans	2,494,000
Temporary change in estimated fair value based on future cash flows	(45,000)
Transfer to Level 1	--
Transfer to Level 2	--

Balance on June 30, 2010, net of temporary valuation adjustment	$15,855,000

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

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

On November 21, 2005, Desert Land filed a complaint in the state District Court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the United States Court of Appeals for the Ninth Circuit, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action was based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Fund II.  On March 6, 2006, Desert Land amended the state court complaint to name us.  Desert Land alleged that one or more of the defendants had transferred assets to other entities without receiving reasonable value therefore; alleged plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to us for that purpose.

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

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action seeks monetary and punitive damages.  The trial is currently scheduled to begin on September 7, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.  VRM II, Vestin Mortgage, Inc. and Michael Shustek have entered into confidential settlement agreements with individual plaintiffs.  In addition, individual plaintiffs have voluntarily withdrawn their claims against VRM II, Vestin Mortgage, Inc. and Michael Shustek with prejudice.  Of the approximately 138 plaintiffs that initially filed this lawsuit, approximately 121 still remain plaintiffs to this action.

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  The auction was not successful.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM II, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of us, VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  On June 29, 2010 the First Circuit for the State of Hawaii issued its final order allowing the foreclosure.  On July 13, 2010 we and VRM II completed our foreclosure of these properties and classified them as REO.

We, VRM II and Vestin Mortgage, Inc. (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund I into VRM I and Fund II into VRM II.  The court certified a class of all former Fund I unit holders and Fund II unit holders who voted against the mergers of Fund I into VRM I and Fund II into VRM II.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered final judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs have agreed to a post-judgment settlement by which Plaintiffs agreed not appeal the pending judgment in consideration of a waiver by the Defendants of any claim to recover actual court costs from the Plaintiffs.  The Court has granted final approval of this settlement of post-judgment rights on July 9, 2010.

We, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by approximately 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada (the “Nevada lawsuit”).  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action seeks monetary and punitive damages.  The trial is currently scheduled to begin on September 7, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants are undertaking a vigorous defense.  The terms of our Management Agreement and Fund I’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

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

On June 29, 2010 the First Circuit for the State of Hawaii issued its final order allowing the foreclosure on the RightStar properties.  On July 13, 2010 we and VRM II completed our foreclosure of these properties and classified them as REO.

On August 5, 2010, we and VRM II completed our foreclosure of a property secured by a non-performing construction loan in Nevada and classified it as residential apartment/condo REO totaling approximately $1.7 million, of which our portion was $58,000, net of prior allowance for loan loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2010 and 2009.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2009 and our quarterly report filed on Form 10-Q for the three months ended March 31, 2010.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of June 30, 2010, we had eight loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $9.0 million, net of allowance for loan losses of approximately $9.3 million.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $11.9 million or 48% of our total assets as of June 30, 2010, as compared to approximately $13.6 million or 52% of our total assets as of December 31, 2009.  At June 30, 2010, non-performing assets consisted of approximately $2.9 million of real estate held for sale (“REO”) and approximately $9.0 million of non-performing loans, net of allowance for loan losses.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The deterioration of the economy and credit markets coupled with our increase in non-performing assets has led to the reduction of new loans funded by us and the reduction of investments in real estate loans.  During the year ended December 31, 2009, we funded five loans totaling approximately $4.7 million, compared to the years ended December 31, 2008 and 2007, when we funded seven and 15 loans totaling approximately $10.7 million and $18.5 million, respectively.  Out of the five loans funded during the year ended December 31, 2009, four of the loans, totaling approximately $4.6 million, were funded during the first five months of the year.  We expect this trend in reduction of new loan activity to continue in the near future.  No loans were funded during the six months ended June 30, 2010.

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

As of June 30, 2010, our loan-to-value ratio was 81.18%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio has been affected by declining real estate values, which have eroded the market value of our collateral.

As of June 30, 2010, we have provided a specific reserve allowance for seven non-performing loans and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of June 30, 2010, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Total revenues	$317,000	$495,000	$693,000	$845,000
Total operating expenses	568,000	2,433,000	1,208,000	3,521,000
Non-operating loss	--	--	--	(106,000)
Loss from real estate held for sale	(392,000)	(1,271,000)	(425,000)	(1,958,000)

Loss before provision for income taxes	(643,000)	(3,209,000)	(940,000)	(4,740,000)

Provision for income taxes	--	--	--	--

Net loss	$(643,000)	$(3,209,000)	$(940,000)	$(4,740,000)

Basic and diluted loss per common share	$(0.10)	$(0.49)	$(0.14)	$(0.72)
Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares	6,495,210	6,592,953	6,497,189	6,598,270
Weighted average term of outstanding loans, including extensions	17 months	18 months	17 months	18months

Comparison of Operating Results for the three months ended June 30, 2010, to the three months ended June 30, 2009.

Total Revenues:  For the three months ended June 30, 2010, total revenues were $317,000 compared to $495,000 during the three months ended June 30, 2009, a decrease of $178,000 or 36%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased $114,000 during the three months ended June 30, 2010, from $419,000 in 2009 to $305,000 in 2010.  This decrease in interest income is mainly due to the decrease in our portfolio of performing real estate loans which went from 14 loans totaling approximately $12.7 million as of June 30, 2009, to nine loans totaling approximately $8.1 million as of June 30, 2010.  Our revenue is dependent upon the balance of our performing loans and the interest earned on these loans.  In addition, the weighted average interest rate on our performing loans has decreased from 12.48% as of June 30, 2009 to 10.85% as of June 30, 2010.  This decline is a result of current market conditions in the lending industry, the level of non-performing assets in our portfolio and the reduction of interest rates on outstanding loans through TDR.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
During the three months ended June 30, 2009, we recorded a gain related to pay off of real estate loan, including recovery of allowance for loan loss totaling $63,000.  There were no similar transactions during the three months ended June 30, 2010.

Total Operating Expenses:  For the three months ended June 30, 2010, total operating expenses were $0.6 million compared to approximately $2.4 million during the three months ended June 30, 2009, a decrease of approximately $1.9 million or 77%.  Expenses were primarily affected by the following factors:

•
During the three months ended June 30, 2010, we recognized a provision for loan loss totaling approximately $0.2 million, compared to provision for loan losses during the three months ended June 30, 2009 totaling approximately $1.7 million.  This decrease is in part due to the fact we have less loans in our loan portfolio as of June 30, 2010 compared to June 30, 2009.  As of June 30, 2009, the ratio of total allowance for loan loss to total loans was 33%.  As of June 30, 2010, the ratio of total allowance for loan loss to total loans was 39%.  As of June 30, 2009, four loans totaling approximately $4.5 million were fully impaired and not charged off, compared to two loans totaling approximately $2.5 million as of June 30, 2010.  Even though our provision for loan losses for the three months ended June 30, 2010 has gone down compared to the same period in 2009, the ratio of total allowance for loan losses to total loans has gone up.  It is premature at this time for us to determine whether or not the increase in this ratio is indicative of a trend or whether it will decrease in the future.  See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
Professional fees decreased approximately $0.4 million, from approximately $0.5 million during the three months ended June 30, 2009, compared to approximately $0.1 million during the same period in 2010.  During the quarter ended June 30, 2010, we recognized, subject to a reservation of rights, a payment of approximately $0.3 million from our Directors and Officers insurance carrier in respect of legal fees incurred in the defense of such actions.  There were no similar payments received during the same period in 2009.  No assurance can be made regarding future reimbursement of legal fees.  Notwithstanding our victory following a trial in San Diego in a class action initiated in relation to our conversion into a REIT, we expect to continue to incur significant legal fees this year as we defend the Nevada lawsuit.  See Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-Operating Income (Loss):  For the three months ended June 30, 2010 and 2009 we had no non-operating income or loss.

Total Loss from Real Estate Held for Sale:  For the three months ended June 30, 2010, total losses from REO were approximately $0.4 million compared to approximately $1.3 million during the three months ended June 30, 2009, a decrease of approximately $0.9 million or 69%.  The decrease is mainly due to the fact that write-downs on REO during the three months ended June 30, 2010 total approximately $0.3 million on three REO properties, compared to write-downs on six REO properties of approximately $1.1 million, during the three months ended June 30, 2009.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the six months ended June 30, 2010, to the six months ended June 30, 2009.

Total Revenues:  For the six months ended June 30, 2010, total revenues were approximately $0.7 million compared to approximately $0.9 million during the six months ended June 30, 2009, a decrease of approximately $0.2 million or 18%.  Revenues were primarily affected by the following factor:

•
Interest income from investments in real estate loans decreased from approximately $0.8 million during the six months ended June 30, 2009, to approximately $0.6 million during the six months ended June 30, 2010, primarily due to the same factors discussed above in Total Revenues for the three months ended June 30, 2010.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

•
During the three months ended June 30, 2009, we recorded a gain related to pay off of real estate loan, including recovery of allowance for loan loss totaling $63,000.  There were no similar transactions during the three months ended June 30, 2010.

Total Operating Expenses:  For the six months ended June 30, 2010, total operating expenses were approximately $1.2 million compared to approximately $3.5 million during the six months ended June 30, 2009, a decrease of approximately $2.3 million or 66%.  Expenses were primarily affected by the following factors in addition to the factors discussed above in Total Operating Expenses for the three months ended June 30, 2010:

•
During the six months ended June 30, 2009, we recognized a provision for loan loss totaling approximately $2.1 million, compared to approximately $0.2 million for the same period in 2010.  See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
Professional fees decreased approximately $0.5 million during the six months ended June 30, 2010, compared to the same period in 2009.  See Note M – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-Operating Loss:  For the six months ended June 30, 2010, we had no non-operating income or loss compared to loss of $106,000 during the six months ended June 30, 2009.  During the six months ended June 30, 2009, we recognized $107,000 in expenses related to settlements with several shareholders.  We did not recognize any non-operating loss for the six months ended June 30, 2010.

Total Loss from Real Estate Held for Sale:  For the six months ended June 30, 2010, total losses from real estate held for sale were approximately $0.4 million compared to approximately $2.0 million during the six months ended June 30, 2009, a decrease of approximately $1.6 million or 78%.  The loss from real estate held for sale is mainly due to the write-down on eight of our REO properties totaling approximately $1.8 million, during the six months ended June 30, 2009 and write-downs of approximately $0.3 million on three REO properties during the six months ended June 30, 2010.  In addition, during the six months ended June 30, 2010, we recorded a gain of $23,000 on the sale of our REO properties, compared to a loss on sale of our REO properties of $78,000 during the six months ended June 30, 2009.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the six months ended June 30, 2010, we did not declare any cash dividends.

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

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the six months ended June 30, 2010:

For the Six Months Ended
June 30, 2010
Net loss, as reported	$(940,000)
Add (deduct):
Provision for loan losses	234,000
Write down on real estate held for sale	346,000
Net book gain on sale of real estate held for sale	(23,000)
Net tax loss on sale of real estate held for sale	(6,920,000)
Recovery of allowance for doubtful notes receivable	(9,000)
Provision for doubtful accounts related to receivable	(2,000)
Tax loss on note receivable deemed worthless which was fully reserved for	(468,000)
Loan pmt on fully allowed loan included in other income	(51,000)
Total estimated taxable loss	(7,833,000)
Add : Estimated taxable loss attributable to TRS I, Inc.	1,000

Estimated REIT taxable loss	$(7,832,000)

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

During the six months ended June 30, 2010, net cash flows used in operating activities approximated $0.7 million.  Operating cash flows were adversely impacted by professional fees of approximately $0.6 million and the decrease in interest income of approximately $0.1 million, related to the decrease in our performing real estate loans, during the six months ended June 30, 2010, compared to the same period in 2009.  Cash flows related to investing activities consisted of cash provided by loan payoffs, sales of real estate loans and proceeds for sales of REO of approximately $3.6 million.  Cash flows from financing activities consisted of payment on notes payable of $62,000 and purchases of stock, held as treasury stock, totaling $13,000.

We, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by approximately 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action seeks monetary and punitive damages.  The trial is currently scheduled to begin on September 7, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  Nonetheless, the outcome of the Nevada lawsuit cannot be predicted at this time, nor can a meaningful evaluation be made of the potential impact upon us if the plaintiffs were to prevail in their claims.  The resulting uncertainty may depress the price of our stock.  Moreover, concerns about the costs of defense and the potential diversion of our manager’s time to deal with these lawsuits may have an adverse effect on our operating results and cash flows.

During the fourth quarter of 2009, our accounts payable and accrued liabilities increased dramatically as a result of the incurrence of substantial legal fees.  These fees were incurred in connection with the breach of contract action filed against us in San Diego Superior Court relating to the REIT conversion.  The San Diego case was tried in December 2009 and judgment was subsequently entered in our favor.  We are also defendants in a civil action in Clark County, Nevada relating to the REIT conversion.  The trial in the Nevada case is scheduled to begin on September 7, 2010.  The defense of this case may result in our accounts payable and accrued liabilities remaining at an elevated level throughout 2010.

During the six months ended June 30, 2010, we recognized, subject to a reservation of rights, payments totaling approximately $0.3 million, from our Directors and Officers insurance carrier in respect of legal fees incurred in the defense of the foregoing legal actions.  As of June 30, 2010, reimbursements from our Directors and Officers insurance carrier totaled approximately $1.4 million.  No assurance can be made regarding future reimbursement of legal fees.

During the three months ended June 30, 2010, the Trustee in a Bankruptcy case, regarding one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, total approximately $3.4 million.  The amount due to us from this Borrower was $3.0 million; however, another lender is claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine secured interest has been filed with the Bankruptcy Court on our behalf, the Court has not yet ruled on our motion.  Management believes the amount we will recover from the proceeds of the bankruptcy sale will be approximately $0.5 million and an account receivable in such amount has been recorded on our balance sheet.

At June 30, 2010, we had approximately $4.4 million in cash, $0.3 million in marketable securities – related party and approximately $24.9 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of REO and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

There may be cost savings and operating synergies that could be achieved through a combination with VRM II.  Our manager has evaluated issues relevant to a possible combination.  No final decision has been made with respect to whether a combination will be pursued, or with respect to the possible form of any such combination.  Since our manager owes a duty to the investors in each of these entities, it could face a conflict of interest in considering such a possible combination.  Any decision with respect to a proposed combination with VRM II would most likely be subject to the approval of the independent directors and stockholders of VRM II as well as the approval of our Board of Directors and stockholders.

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of June 30, 2010, we had purchased 347,382 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling approximately $0.8 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of June 30, 2010, we had a total of 385,882 shares of treasury stock carried on our books at cost totaling approximately $0.9 million.  As of December 31, 2009, we had a total 375,875 shares of treasury stock carried on our books at cost totaling approximately $0.9 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of August 10, 2010, we have met our 3% reserve requirement.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 0% to 15%, as a result of troubled debt restructuring whereby, the total interest on one performing loan is now being fully accrued as of June 30, 2010 and payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.  As of June 30, 2010 and December 31, 2009, we had investments in 17 and 19 real estate loans with a balance of approximately $26.3 million and $32.3 million, respectively.

As of June 30, 2010, we had eight loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $9.0 million, net of allowance for loan losses of approximately $9.3 million, which does not include the allowances of approximately $1.0 million relating to the decrease in the property value for performing loans as of June 30, 2010.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2010, we have provided a specific reserve related to seven non-performing loans and five performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager, totaling approximately $10.3 million.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of August 10, 2010, we believe continuing declines in real estate values will adversely affect the value of the collateral securing our real estate loans as well as the market value of our REO.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and REO totaling approximately $9.0 million and $2.9 million, respectively, as of June 30, 2010, compared to approximately $9.7 million and $3.9 million, respectively, as of December 31, 2009.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our REO.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the six months ended June 30, 2010, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Real Estate Held for Sale

At June 30, 2010, we held six properties with a total carrying value of approximately $2.9 million, which were acquired through foreclosure and recorded as investments in REO.  Our investments in REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in REO, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

At June 30, 2010, we had one contractual obligation, see Note I – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2010, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$351,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,754,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$3,509,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(351,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,754,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(3,509,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2010, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$263,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,317,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$2,634,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(263,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(1,317,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(2,634,000)

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item because it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

See Item 4T below.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, management has identified changes to improve its control environment that are reasonable likely to materially affect our internal controls over financial reporting. In particular, the Company has made personnel changes in the accounting, finance and administrative areas.  As part of an effort to reduce general and administrative expenses, Rocio Revollo was replaced as the Chief Financial Officer on May 21, 2010. At that time, Michael V. Shustek became the Interim Chief Financial Officer and Strategix Solutions, LLC immediately identified two additional personnel to complete many of Ms. Revollo’s responsibilities. With the availability of additional personnel, internal controls over financial reporting have been further enhanced by the segregation of duties. Management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to enhance the overall internal control over financial reporting.

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

As of June 30, 2010, our non-performing assets were approximately $11.9 million, representing approximately 50% and 48% of our stockholders’ equity and total assets, respectively.  Non-performing assets included approximately $9.0 million in non-performing loans, net of allowance for non-performing loan losses of approximately $9.3 million, and approximately $2.9 million of REO.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of June 30, 2010 and December 31, 2009, we had approximately $10.3 million and $12.6 million, respectively, in allowances for loan losses, resulting in net weighted average loan-to-value ratios of 78.68% and 72.35%, respectively.  Not including allowance for loan losses, our weighted average loan-to-value ratio, as of June 30, 2010 and December 31, 2009, was 118.77%, and 124.63%, respectively, primarily as a result of declines in real estate values that have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the dividends we pay to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

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

In addition, the recession has slowed economic activity, resulting in a decline in new lending.  During the year ended December 31, 2009, we funded five loans in an aggregate amount of approximately $4.7 million as compared to seven loans aggregating $10.7 million and 15 loans aggregating $18.5 million in 2008 and 2007, respectively.  No loans were funded during the six months ended June 30, 2010.  Continuation of the recession may result in our continuing to fund fewer loans, thereby reducing our opportunities to generate interest income.

We have suspended payment of dividends and we cannot predict if and when dividends will be reinstated.

We have not paid any dividends since June 2008 and we do not anticipate paying dividends in the foreseeable future.  Dividends were suspended as a result of our operating losses.  For the years ended December 31, 2009 and 2008, our net losses were approximately $12.5 million and $21.5 million, respectively.  We expect that the current economic conditions will make it difficult for us to attain profitability in the near to mid-term.  We are obligated to distribute not less than 90% or our REIT taxable income.  However, at this time, we cannot predict when or if we will generate taxable income and dividends will be reinstated.  For the six months ended June 30, 2010, our net losses were approximately $0.9 million.

Our loan portfolio is concentrated in states that are suffering disproportionately in the current recession.  Lack of geographical diversification increases our vulnerability to market downturns in the Western states.

As of June 30, 2010, approximately 44% of our loans were in Nevada, Arizona and California.  Each of these states has suffered significantly during the current recession, with declining real estate values and high rates of default on real estate loans.  We also have loans in Hawaii, Oregon and Texas.  Our loan concentration in these Western states has increased our vulnerability to the troubled real estate markets in such states.  Real estate markets vary greatly from location to location and our manager has limited experience outside of the Western and Southwestern United States.  Any effort to expand into new geographical regions could be complicated by our manager’s lack of experience in such regions.

An increased percentage of our loan portfolio consists of second deeds of trust which generally entail a higher degree of risk than first deeds of trust.

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans that we will not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  If we are unable to collect the amounts secured by second deeds of trust, our operating results will suffer and we will have less funds available to distribute to shareholders.  As of June 30, 2010, approximately 24% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust has increased primarily due to a decline in loans secured by first deeds of trust through sales, foreclosures and modifications.  As of June 30, 2010, three of our seven loans secured by second deeds of trust were considered non-performing.  These non-performing loans totaled approximately $22.0 million, of which our portion is approximately $3.7 million, and had an allowance for loan loss equal to the full loan amount.  In addition, six of the seven second position loans had an allowance for loan loss totaling approximately $26.3 million, of which our portion is approximately $4.6 million.

Legal actions seeking damages and roll-up rights has and may continue to harm our operating results and financial condition.

We are a party in a legal action in Clark County Nevada, seeking damages and roll-up rights in connection with the REIT conversion.  See Note L – Legal Matters Involving The Manager and Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  While we believe this action is without merit, the defense of such action has materially increased our legal costs and may require the substantial attention of our management.  The increased legal costs may continue to adversely impact our operating results.  As of June 30, 2010, we have incurred legal expenses of approximately $2.7 million related to such actions and have received reimbursement, subject to a reservation of rights, of approximately $1.4 million of such fees from our Directors and Officers insurance carrier.  No assurance can be made regarding future reimbursement of legal fees.  Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered final judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs have agreed to a post-judgment settlement by which Plaintiffs agreed not appeal the pending judgment in consideration of a waiver by the Defendants of any claim to recover actual court costs from the Plaintiffs.  The Court has granted final approval of this settlement of post-judgment rights on July 9, 2010.

MANAGEMENT AND CONFLICTS OF INTEREST RISKS

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

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our manager deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of June 30, 2010, we had purchased 347,382 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling approximately $0.8 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of June 30, 2010, we had a total of 385,882 shares of treasury stock carried on our books at cost totaling approximately $0.9 million.  As of December 31, 2009, we had a total 375,875 shares of treasury stock carried on our books at cost totaling approximately $0.9 million.

The following is a summary of our stock purchases during the three months ended June 30, 2010, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
April 1 – April 30, 2010	--	$--	--	$4,209,000
May 1 – May 31, 2010	10,007	1.33	10,007	4,196,000
June 1 – June 30, 2010	--	--	--	4,196,000

Total	10,007	$--	10,007	$4,196,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Michael V. Shustek
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51964)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 13, 2010

By:	/s/ Michael V. Shustek
Michael V. Shustek
Interim Chief Financial Officer
Date:	August 13, 2010