Form 10-K
period 2010-12-31
Vestin Realty Mortgage I, Inc.
filed 2011-04-15
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-125347

VESTIN REALTY MORTGAGE I, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-4028839
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 WEST SUNSET ROAD, SUITE 200, LAS VEGAS, NEVADA 89148
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
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Class	Market Value as of June 30, 2010
Common Stock, $0.0001 Par Value	$6,554,076

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of April 15, 2011
Common Stock, $0.0001 Par Value	6,419,459

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

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”.  We commenced operations in August 2000.

We operate as a real estate investment trust (“REIT”).  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we are required to have a December 31 fiscal year end.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, who is our manager (the “manager” or “Vestin Mortgage”).  On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”) which Vestin Group owns a significant majority of, that continued the business of brokerage, placement and servicing of real estate loans.  On September 1, 2007, the servicing of real estate loans was assumed by our manager for us.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, which includes Vestin Originations and Advant Mortgage, LLC  (“Advant”), both licensed Nevada mortgage brokers, the significant majorities of which are beneficially owned by Michael V. Shustek.

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

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, TRS I, Inc (“TRS I”).  All significant inter-company transactions and balances have been eliminated in consolidation.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As used herein, “management” means our manager, its manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

Segments

We operate as one business segment.

Real Estate Loan Objectives

As of December 31, 2010, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.  The loans we invest in are selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

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

Acquisition and Investment Policies

Our objective is to invest approximately 97% of our assets in real estate loans, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans.  As of December 31, 2010, approximately 27% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Generally, the collateral on our real estate loans is the real property that the borrower is purchasing or developing, together with a guarantee from the principal owners of the borrower.  We sometimes refer to these real properties as the security properties.  While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers.

Our real estate investments are not insured or guaranteed by any governmental agency.

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

Our manager may obtain our loans from affiliated or non-affiliated mortgage brokers.  We may purchase existing loans that were originated by third party lenders or brokered by affiliates to facilitate our purchase of the loans.  Our manager or any affiliated mortgage broker will sell, assign, transfer or convey the loans to us without a premium, but may include its service fees and compensation.

When selecting real estate loans for us, our manager generally adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.  Priority of Loans.  Generally, our assets are secured by first deeds of trust.  First deeds of trust are loans secured by a full or divided interest in a first deed of trust secured by the property.  We will not invest in any loan that is junior to more than one loan.  As of December 31, 2010, approximately 47% of the principal amount of our outstanding investments in loans was secured by first deeds of trust.

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

We may deviate from these guidelines under certain circumstances.  For example, our manager, in its discretion, may increase any of the above loan-to-value ratios if it believes a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees.  Occasionally, our collateral may include personal property attached to the real property as well as real property.  We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan.  These loan-to-value ratios will not apply to financing offered to the purchaser of any real estate acquired through foreclosure or to refinance an existing loan that is in default.  In those cases, our manager, in its sole discretion, may accept financing terms that it believes are reasonable and in our best interest.  As of December 31, 2010, our actual loan-to-value ratio for our loan portfolio as a whole, including allowances for loan losses based on the most recent updated appraisals obtained and our manager’s analysis was 90.37% on a weighted average basis.

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

Appraisals may not reflect subsequent changes in value and may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value.  Realization of the “as-if-developed” value depends upon anticipated zoning changes and successful development efforts by the borrower.  Completion of such development efforts may in turn depend upon the availability of additional financing.  As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the outstanding balance of the loan.

We, or the borrower, retain appraisers who are state certified or licensed appraisers and/or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the National Society of Real Estate Appraisers, American Society of Real Estate Appraisers, or from other appraisers with other qualifications acceptable to our manager.  However, appraisals are only estimates of value and cannot be relied on as measures of realizable value.  An employee or agent of our manager will review each appraisal report and will generally conduct a physical inspection for each property.  A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood, but generally does not include entering any structures on the property.

3.  Terms of Real Estate Loans.  Our loans as of December 31, 2010, had original terms of 6 months to 36 months, excluding extensions.  Most of our loans are for an initial term of 12 months.  Generally, our original loan agreements permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  The weighted average term of outstanding loans, including extensions, at December 31, 2010, was 19 months.

As of December 31, 2010 and December 31, 2009, most of our loans provided for payments of interest only, some of which have accrued interest, with a “balloon” payment of principal payable in full at the end of the term.  In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2010 and December 31, 2009 we had no investments in real estate loans that had interest reserves.

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

As of December 31, 2010, 94% our loans were loans in which we participated with other lenders, most of whom are our affiliates.

8.  Diversification.  We voluntarily comply with applicable NASAA Guidelines, unless otherwise approved by the independent members of our board of directors, which provide that we neither invest in or make real estate loans on any one property, which would exceed, in the aggregate, an amount equal to 20% of our stockholders’ equity, nor may we invest in or make real estate loans to or from any one borrower, which would exceed, in the aggregate, an amount greater than 20% of our stockholders’ equity.  As of December 31, 2010, our single largest investment in real estate loans, Barger Road Cottages, LLC, accounted for approximately 21% of our stockholders’ equity.  When funded during December, 2007, such loans constituted less than 20% of our stockholders’ equity.  However, our loan portfolio has declined in size primarily due to sales, foreclosures and modifications.  The loan’s interest was at 12% per annum and as of December 31, 2010, our portion of the outstanding balance of the loan was approximately $4.4 million.  During July, 2008 this loan was deemed non-performing.  For additional information regarding the above non-performing loan, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

As of December 31, 2010, we had loans with common guarantors.  For additional information regarding loans with common guarantors see Note C – Financial Instruments and Concentrations of Credit Risk of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

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

Investment of Loans From our Manager and Its Affiliates

In addition to those loans our manager selects for us, we invest in loans that were originated by affiliates as long as the loan(s) otherwise satisfies all of our lending criteria.  However, we will not acquire a loan from or sell a loan to a real estate program in which our manager or an affiliate has an interest except in compliance with applicable NASAA Guidelines or as otherwise approved by the independent members of our board of directors.

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

Raw and Unimproved Land Loans

Generally, 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land.  Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property.  We will generally invest in loans for up to 60% of the initial as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value.  As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may depend upon anticipated zoning changes, successful development efforts by the borrower and the availability of additional financing.  As of December 31, 2010, approximately 1% of our loans were in this category.

Acquisition and Development Loans

Generally, 10% to 25% of the loans invested in by us may be acquisition and development loans.  Such loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures.  Such development may include installing utilities, sewers, water pipes, and/or streets, together with the costs associated with obtaining entitlements, including zoning, mapping and other required governmental approvals.  We will generally invest in loans with an initial face value of up to 60% of the appraised value of the property.  Loan-to-value ratios on acquisition and development loans are calculated using as-if developed appraisals.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  As of December 31, 2010, none of our loans were in this category.

Construction Loans

Generally, 10% to 70% of our loans may be construction loans.  Such loans provide funds for the construction of one or more structures on developed land.  Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs.  We will typically require material and labor lien releases by the borrower per completed phase of the project.  We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the initial appraised value of the property and proposed improvements.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  As of December 31, 2010, approximately 1% of our loans were in this category.

Commercial Property Loans

Generally, 20% to 50% of the loans we invest in may be commercial property loans.  Such loans provide funds to allow borrowers to acquire income-producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing.  Generally, we review the initial property appraisal and generally invest in loans for up to 75% of such appraised value of the property.  As of December 31, 2010, approximately 98% of our loans were in this category.

Residential Loans

A small percentage of the loans invested in by us may be residential loans.  Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence.  We will generally invest in loans for up to 75% of the initial value of the property.  As of December 31, 2010, none of our loans were in this category.

Collateral

Each loan is secured by a lien on either a fee simple or leasehold interest in real property as evidenced by a first deed of trust or a second deed of trust.

First Deed of Trust

Historically, most of our loans were secured by first deeds of trust.  Thus as a lender, we would have rights as a first priority lender of the collateralized property.  As of December 31, 2010, approximately 47% of our loans were secured by first deeds of trust.  When funded, such loans constituted more than 85% of our loans.  The percentage of our loans secured by first deeds of trust has decreased primarily due to the decrease in loans secured by first deeds of trust through sales, foreclosures and modifications.

Second Deed of Trust

Prior to September 2008, our objective has been that not more than 10% of our loan portfolio would be secured by second deeds of trust, unless our board of directors approves a higher percentage.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  In a second priority loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first priority lender.  In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first priority lender, but the aggregate indebtedness evidenced by the loan documentation will be the first priority loan plus the new funds the lender invests.  The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.  As of December 31, 2010, approximately 53% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust has increased primarily due to the decrease in loans secured by first deeds of trust through sales, foreclosures and modifications.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2010, none of our loans had a prepayment penalty, although 8 of our loans, totaling approximately $10.1 million, had an exit fee.  Out of the 8 loans with an exit fee, four loans, totaling approximately $8.2 million, were considered non-performing as of December 31, 2010.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Extensions to Term of Loan

Our original loan agreements generally permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of December 31, 2010, our manager had granted extensions on seven loans, totaling approximately $30.3 million, of which our portion was approximately $3.8 million.  Subsequent to its extension, one of the seven loans has become non-performing.  The loan had a total principal amount at December 31, 2010 of $4.3 million, of which our portion is $1 million.

Interest Reserves

We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing.  The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances.  At December 31, 2010, we had no investments in real estate loans that had interest reserves.

Balloon Payment

As of December 31, 2010, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

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

Variable Rate Loans

Occasionally we may acquire variable rate loans.  Variable rate loans may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).  As of December 31, 2010, all of the loans in our real estate loan portfolio were fixed rate loans.

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us.  If we make variable rate loans, our manager, in conjunction with a mortgage broker we may use, will attempt to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates.  Additionally, variable rate loans may contain an interest rate floor.

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

Regulation

We are managed by Vestin Mortgage, subject to the oversight of our board of directors, pursuant to the terms and conditions of our Management Agreement.  Vestin Originations, an affiliate of Vestin Mortgage, operates as a mortgage broker and is subject to extensive regulation by federal, state and local laws and governmental authorities.  Mortgage brokers we may use conduct their real estate loan businesses under a license issued by the State of Nevada Mortgage Lending Division.  Under applicable Nevada law, the division has broad discretionary authority over the mortgage brokers’ activities, including the authority to conduct periodic regulatory audits of all aspects of their operations.

We, our manager, and certain affiliates are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit.  We are also subject to various other federal and state securities laws regulating our activities.  In addition, our manager is subject to the Employee Retirement Income Security Act of 1974.

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

Because our business is regulated, the laws, rules and regulations applicable to us are subject to modification and change.  There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to invest in loans, further limit or restrict the amount of commissions, interest and other charges earned on loans, or otherwise adversely affect our business or prospects.

Employees

We have no employees.  Our manager has provided and will continue to provide most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2010, the Vestin entities had a total of 11 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford, a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2010, Strategix Solutions dedicates to us a total of three employees.

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

As of December 31, 2010, our non-performing assets were approximately $12.0 million, representing approximately 56% of our stockholders’ equity.  Non-performing assets included approximately $3.7 million in non-performing loans, net of allowance for non-performing loan losses of approximately $4.5 million, approximately $2.9 million of real estate held for sale, and an investment in an equity method investee held for sale of approximately $5.4 million.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of December 31, 2010 and December 31, 2009, we had approximately $5.8 million and $12.6 million in allowances for loan losses, respectively, resulting in net weighted average loan-to-value ratios of 90.37% and 72.35%, respectively.  Not including allowance for loan losses, our weighted average loan-to-value ratio, as of December 31, 2010 and December 31, 2009, was 123.67%, and 124.63%, respectively, primarily as a result of declining real estate values that have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the dividends we pay to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

The recent recession and constraints in the credit markets adversely affected our operating results and financial condition.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  The recent recession adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds led to an increase in defaults on our loans.  Furthermore, problems experienced in the U.S. credit markets from the summer of 2007 through 2009 have reduced the availability of credit for many prospective borrowers.  These problems persist in the markets we are serving, making it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, an extended period of illiquidity in the credit markets has resulted in a material increase in the number of our loans that are not paid back on time.  A continuation of increased delinquencies, defaults or foreclosures will have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.  Although there may be some signs of the general economy improving, our business has not encountered the same improvement.

In addition, the recession slowed economic activity, resulting in a decline in new lending.  During the year ended December 31, 2010, we funded two loans in an aggregate amount of approximately $1.3 million as compared to five loans aggregating $4.7 million in 2009.  Continuation of depressed conditions in the principal markets we serve may result in our continuing to fund fewer loans, thereby reducing our opportunities to generate interest income.

We have suspended payment of dividends and we cannot predict if and when dividends will be reinstated.

We have not paid any dividends since June 2008 and we do not anticipate paying dividends in the foreseeable future.  Dividends were suspended as a result of our operating losses.  For the years ended December 31, 2010 and 2009, our net losses were approximately $3.5 million and $12.5 million, respectively.  We expect that the current economic conditions will make it difficult for us to attain profitability in the near to mid-term.  We are obligated to distribute not less than 90% or our REIT taxable income.  However, at this time, we cannot predict when or if we will generate taxable income and dividends will be reinstated.

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

Our loan portfolio is concentrated in real estate markets that have not recovered from the recent recession.  Lack of geographical diversification increases our vulnerability to market downturns in the Western states.

As of December 31, 2010, approximately 56% of our loans were in Nevada, Arizona and California.  Commercial real estate markets in each of these states suffered significantly during the recent recession, with declining real estate values and high rates of default on real estate loans.  Commercial real estate markets in Nevada, Arizona and many parts of California have not recovered from the recession.  We also have loans in Oregon and Texas.  Our loan concentration in these Western states has increased our vulnerability to the troubled real estate markets in such states.  Real estate markets vary greatly from location to location and our manager has limited experience outside of the Western and Southwestern United States.  Any effort to expand into new geographical regions could be complicated by our manager’s lack of experience in such regions.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of December 31, 2010, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

An increased percentage of our loan portfolio consists of second deeds of trust which generally entail a higher degree of risk than first deeds of trust.

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans that we will not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  If we are unable to collect the amounts secured by second deeds of trust, our operating results will suffer and we will have less funds available to distribute to shareholders.  As of December 31, 2010, approximately 53% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust has increased primarily due to a decline in loans secured by first deeds of trust through sales, foreclosures and modifications.  As of December 31, 2010, three of our seven loans secured by second deeds of trust were considered non-performing.  These non-performing loans totaled approximately $22.0 million, of which our portion is approximately $3.7 million.  In addition, five of the seven second position loans had an allowance for loan loss of approximately $26.2 million, of which our portion is approximately $4.6 million.

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

Interest rate fluctuations may affect our operating results as follows:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to our manager or affiliated mortgage brokers, not to us.  Our revenues and dividends will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2010, none of our loans had a prepayment penalty, although 8 of our loans, totaling approximately $10.1 million, had an exit fee.  Out of the 8 loans with an exit fee, four loans, totaling approximately $8.2 million, were considered non-performing as of December 31, 2010.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

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

Affiliated mortgage brokers receive substantial fees from borrowers for transactions involving real estate loans.  Many of these fees are paid on an up-front basis.  In some cases, the affiliated mortgage brokers or our manager may be entitled to additional fees for loan extensions or modifications and loan assumptions, reconveyances and exit fees.  These and other fees are described in greater detail in Executive Compensation.  The affiliated mortgage brokers’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans.  Our interests may diverge from those of our manager, the affiliated mortgage brokers and Mr. Shustek to the extent that the affiliated mortgage brokers benefit from up-front fees that are not shared with us.

Mortgage brokers will be receiving fees from borrowers that would otherwise increase our returns.  When an affiliated mortgage broker  receives all of these fees, our interests will diverge from those of our manager and Mr. Shustek when our manager decides whether we should charge the borrower higher interest rates or our manager’ affiliates should receive higher fees from borrowers.

We paid our manager a management fee of approximately $0.3 million for the year ended December 31, 2010.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $50,000 and $1.8 million, respectively, in fees directly from borrowers for the year ended December 31, 2010.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM II and Fund III.  Our assets represented approximately 17% of the assets managed by Vestin Mortgage as of December 31, 2010.

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

As of December 31, 2010, our loans were in the following states:  Arizona, California, Nevada, Oregon and Texas.  Depending on the market and on our company’s performance, we may expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on certain key personnel, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of Michael V. Shustek (Chief Executive Officer and President). Mr. Shustek has extensive experience in our line of business, extensive market contacts and familiarity with our company.  If Mr. Shustek were to cease his employment with our manager, he might be difficult to replace and our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager or us, and we do not maintain “key man” life insurance policies on any of them.    Our future success also depends upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

Our manager is also the manager of VRM II and Fund III.  VRM II is a company with investment objectives similar to ours and Fund III is in the process of an orderly liquidation of its assets.  Our manager and Mr. Shustek, who indirectly owns a majority of our manager, anticipate that they may also sponsor other real estate programs having investment objectives similar to ours.  As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities.  During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would.  Our Management Agreement with our manager does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company.  Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

Our manager faces conflicts of interest relating to other investments in real estate loans.

We expect to invest in real estate loans when one or more other companies managed by our manager are also investing in real estate loans.  There is a risk that our manager may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another program or entity managed by our manager.  Our manager is also the manager of VRM II and Fund III.  VRM II is a company with investment objectives similar to ours and Fund III is in the process of an orderly liquidation of its assets.  There are no restrictions or guidelines on how our manager will determine which loans are appropriate for us and which are appropriate for VRM II or another company that our manager manages.  Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

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

Under the Tax Relief and Reconciliation Act of 2003, the maximum U.S. federal income tax rate on both dividends from certain domestic and foreign corporations and net long-term capital gain for individuals was reduced to 15% until 2008.  The Tax Increase Prevention and Reconciliation Act of 2005, which signed into law on May 17, 2006, extended the 15% long-term net capital gain rate to 2010.  On December 17, 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law; this extended the 15% long-term net capital gain rate to 2012.  However, this reduced rate of tax on dividends generally will not apply to our dividends (except those dividends identified by the company as “capital gain dividends” which are taxable as long-term capital gain) and therefore such dividends generally will be taxed as ordinary income.  Ordinary income generally is subject to U.S. federal income tax rate at a rate of up to 35% for individuals.  The higher tax rate on our dividends may cause the market to devalue our common stock relative to stock of those corporations whose dividends qualify for the lower rate of taxation.  Please note that, as a general matter, dividends from a REIT will be taxed at the same rate as stockholders’ share of Vestin Realty Mortgage I’s taxable income attributable to its realized net interest income.

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

As of December 31, 2010, we held five properties with a total carrying value of approximately $2.9 million recorded as investments in real estate held for sale and no properties in which we or an affiliate provided the financing, recorded as real estate held for sale – seller financed.  United States generally accepted accounting principles (“GAAP”) requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  The real estate held for sale collectively constituted approximately 12% of our assets as of December 31, 2010.

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

The market price of our common stock since trading commenced on June 1, 2006 to December 31, 2010, has ranged from $0.25 to $7.48.  We own a significant level of non-performing assets and our sector of the market has suffered from the problems encountered by other lenders.  Our stock price may be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2019 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and our stock price could approach our book value per share.  However, no assurance can be given that the stock price will approach book value and then prevailing market conditions may affect the price of our stock even as we near 2019.

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

We are required to restate our financials for the periods ending September 30, 2010 and we have determined that such restatement is the result of material weaknesses in our internal control over financial reporting. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require additional restatements, or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

On March 18, 2011, our Audit Committee determined, upon advice of management, that the financial statements included in the Quarterly Report on Form 10-Q for the period ended September 30, 2010 (the “Previously Issued Financial Statements”) should be restated because they contained an error addressed in Financial Accounting Standards Board Statement of Financial Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections.  Accordingly, we concluded that the Previously Issued Financial Statements should not be relied upon.  We intend to correct the error by including restated financial statements in an amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

Real estate held for sale (“REO”) includes real estate acquired through foreclosure of a loan.  Pursuant to Accounting Standards Codification 310-10-40-3, REO is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment; consequently, we generally seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.

The error in the Previously Issued Financial Statements related to the classification of our resulting investment in the existing business and related real estate following the foreclosure of the Rightstar International loan (the “Foreclosure”) in July 2010.  Traditionally, the Company funds loans for the purchase of property to be developed, and the collateral on the loan is that property.  As such, the Company initially recorded the Foreclosure as REO.  However, upon completion of the Foreclosure, the Company acquired both the foreclosed property and a noncontrolling membership interest in Hawaii Funeral Services, LLC, which operates the existing mortuary and cemetery business of Rightstar.  Because the existing business generates revenue, our acquisition of a membership interest in Hawaii Funeral Services, LLC should have been recorded as an investment in an Equity Method Investee – Held for Sale, and this noncontrolling interest should have been recorded in the financial statements as an asset of the Company, separately from REO.  Management is currently determining the impact of this error on the Previously Issued Financial Statements.

Our evaluation of our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over the Previous Financial Statements determined that we did not maintain effective controls because we did not design and implement adequate controls related to the accounting of foreclosure transactions, specifically, in this instance, applying consolidation guidance to determine whether and how to consolidate another entity as it relates to investments held by us and VRM II. We have adopted various remedial measures to improve our disclosure controls and procedures. A more detailed description of these material weaknesses and the remedial measures adopted is set forth in Part II Item 9A “Controls and Procedures” in this Annual Report on Form 10-K.

Any failure to maintain or implement improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information and adversely impact our stock price.

In addition, we might be exposed to legal claims by investors or enforcement proceedings by the SEC as a result of our issuing any financial statements which subsequently have to be restated.  The defense of any such proceedings could result in diversion of cash resources and management time from more productive uses, thereby adversely affecting our results of operations and financial condition.

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

Our charter and bylaws and Maryland corporate law contain a number of provisions (as further described in exhibit 3.2 Bylaws of the Registrant under the Exhibit Index included in Part IV, Item 15 – Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K) that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

•
Ownership Limit.  Our Board of Directors had agreed to allow Michael Shustek, our Chief Executive Officer and President, to purchase shares of our common stock that would exceed the then-applicable ownership limit of 9.8%.  To accommodate additional purchases by Mr. Shustek, and in accordance with our articles of incorporation, our Board of Directors had increased the ownership limit applicable to Mr. Shustek to 15% and concurrently decreased the ownership limit applicable to all of our other stockholders to 8.749%. Based on our records and our review of SEC filings, other than Mr. Shustek, we do not believe that any stockholder has beneficially owned or currently owned more than 8.479% of our common stock. Our Board of Directors expect these changes to the ownership limit to remain effective for the foreseeable future

•
Staggered Board.  Our board of directors is divided into three classes, with each class serving staggered three-year terms.  This classification of our board of directors may have the effect of delaying or preventing changes in our control or management.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2.	PROPERTIES

Our manager shares office facilities through a sublease, in Las Vegas, Nevada, with its parent corporation, Vestin Group.  In March, 2010, Vestin Group entered into a ten–year lease agreement with a borrower for office facilities in Las Vegas, Nevada.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note M- Legal Matters Involving The Manager and Note N - Legal Matters Involving The Company in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 4.	REMOVED AND RESERVED

None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol VRTA and began trading on June 1, 2006.  The price per share of common stock presented below represents the highest and lowest sales price for our common stock on the Nasdaq Global Marketg.

2009	High	Low

First Quarter	$2.45	$.50
Second Quarter	$1.34	$0.65
Third Quarter	$2.30	$0.78
Fourth Quarter	$1.59	$1.20

2010	High	Low

First Quarter	$1.12	$1.05
Second Quarter	$1.49	$0.92
Third Quarter	$1.26	$0.87
Fourth Quarter	$1.20	$0.93

Holders

As of April 15, 2011, there were approximately 354 holders of record of 6,419,459 shares of our common stock.

Dividend Policy

In order to maintain its qualification as a REIT under the Code, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the dividends made deduction and by excluding net capital gain).  We currently intend, to the extent practicable, to distribute substantially all of our REIT taxable income and net capital gain each year.  We may distribute an amount in excess of our REIT taxable income, which amount will be treated as a return of capital to the stockholder.  We anticipate that dividends generally will be paid from cash available for distribution (generally equal to cash from operations other than repayments of mortgage loan principal less an amount set aside for creation or restoration of reserves during the quarter).  However, the actual amount and timing of the dividends will be as determined and declared by our board of directors and will depend on our financial condition, earnings and other factors.  In August 2006, our board of directors voted to authorize a Dividend Declaration Policy that allows, at the Company’s discretion, for dividends to be declared monthly instead of quarterly.  During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the years ended December 31, 2009 and December 31, 2010.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our REIT taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.

Performance Graph

The following graph, provided by Research Data Group, Inc., compares the cumulative total return to stockholders of our common stock for the period from June 1, 2006, the date our stock began trading to December 31, 2010 under the symbol VRTA, to the cumulative total return of the Nasdaq Composite Index (U.S.) and the NAREIT Mortgage Index for the same period. This graph assumes the investment of $100.00 on June 1, 2006 in our common stock, the Nasdaq Composite Index (U.S.) and NAREIT Mortgage Index (published by the National Association of REITs) and assumes any dividends are reinvested.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*

Among Vestin Realty Mortgage I Inc, the NASDAQ Composite Index
and the FTSE NAREIT Mortgage REITs Index

$140
$120
$100
$80
$60
$40
$20
$0
6/06
6/06
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
Vestin Realty Mortgage I Inc
NASDAQ Composite
FTSE NAREIT Mortgage REITs

*$100 invested on 6/1/06 in stock or 5/31/06 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Date	Vestin Realty Mortgage I, Inc	NASDAQ Composite	FTSE NAREIT Mortgage
June 1, 2006	$100.00	$100.00	$100.00
June 30, 2006	$108.10	$99.87	$103.42
September 30, 2006	$125.25	$104.37	$103.35
December 31, 2006	$108.23	$112.55	$110.33
March 31, 2007	$122.19	$113.14	$94.59
June 30, 2007	$124.09	$122.12	$88.30
September 30, 2007	$122.81	$127.79	$63.44
December 31, 2007	$108.55	$125.57	$63.61
March 31, 2008	$97.09	$107.47	$50.03
June 30, 2008	$43.77	$108.67	$47.75
September 30, 2008	$55.21	$96.82	$43.89
December 31, 2008	$22.83	$74.31	$43.69
March 31, 2009	$19.63	$72.15	$39.84
June 30, 2009	$23.06	$86.74	$45.77
September 30, 2009	$35.72	$100.46	$55.14
December 31, 2009	$29.93	$107.90	$54.45
March 31, 2010	$25.77	$114.01	$55.77
June 30, 2010	$24.78	$100.46	$56.52
September 30, 2010	$26.50	$113.30	$60.77
December 31, 2010	$24.78	$126.84	$66.76

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

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our manager deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of December 31, 2010, we had purchased 417,107 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $0.9 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock, during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of December 31, 2010, we had a total of 455,607 shares as treasury stock carried on our books at cost totaling $0.9 million.  As of December 31, 2009, we had a total of 375,875 shares of treasury stock carried on our books at cost totaling approximately $0.9 million.

The following is a summary of our stock purchases during the three months ended December 31, 2010, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
October 1 – October 31, 2010	--	$--	--	$4,146,000
November 1 – November 30, 2010	24,404	1.21	24,404	4,116,471
December 1 – December 31, 2010	--	--	--	4,116,471

Total	24,404	$--	24,404	$4,116,471

ITEM 6.                      SELECTED FINANCIAL DATA

Vestin Realty Mortgage I, Inc.	12/31/2010	12/31/2009

Balance Sheet Data:

Investments in real estate loans (net of allowance)	$6,532,000	$19,746,000
Cash, cash equivalents, certificates of deposits and marketable securities-related party	$8,471,000	$2,029,000
Real estate held for sale	$2,897,000	$3,879,000
Investment in equity method investee held for sale	$5,379,000	$--
Total assets	$24,050,000	$26,275,000
Total liabilities	$2,520,000	$1,546,000
Total stockholders' equity	$21,530,000	$24,729,000

	12/31/2010	12/31/2009

Income Statement Data:

Revenues	$999,000	$1,482,000
Operating expenses	2,759,000	8,852,000

Operating loss	(1,760,000)	(7,370,000)
Non-operating loss	(825,000)	(106,000)
Loss from real estate held for sale	(906,000)	(4,999,000)

Net loss	$(3,491,000)	$(12,475,000)
Loss from operations per common share	$(0.27)	$(1.12)
Basic and diluted loss per common share	$(0.54)	$(1.90)
Cash dividends declared per common share	$--	$--
Weighted average common shares	6,474,343	6,564,073

The information in this table should be read in conjunction with the accompanying audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this document.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2010, and December 31, 2009.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K and our reports on Form 10-Q, Part I, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.

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

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income while preserving principal by investing in real estate loans.  We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by other real estate lenders.  The loan underwriting standards utilized by our manager and the mortgage brokers we utilize are less strict than those used by many institutional real estate lenders.  In addition, one of our competitive advantages is our ability to approve loan applications more quickly than many institutional lenders.  As a result, in certain cases, we may make real estate loans that are riskier than real estate loans made by many institutional lenders such as commercial banks.  However, in return, we seek a higher interest rate and our manager takes steps to mitigate the lending risks such as imposing a lower loan-to-value ratio.  While we may assume more risk than many institutional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of December 31, 2010, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.7 million, net of allowance for loan losses of approximately $4.5 million.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $12.0 million or 50% of our total assets as of December 31, 2010, as compared to approximately $13.6 million or 52% of our total assets as of December 31, 2009.  At December 31, 2010, non-performing assets consisted of approximately $2.9 million of real estate held for sale, approximately $3.7 million of non-performing loans, net of allowance for loan losses and approximately $5.4 million of investment in equity method investee held for sale.  One of the real estate held for sale properties generated net income from guarantors totaling $1,000, during the year ended December 31, 2010.  None of the other properties held for sale generated net income during such time period.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We believe that the significant increase in the level of our non-performing assets is a direct result of the deterioration of the economy and credit markets during the past several years.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy experienced a recovery in 2010, the commercial real estate markets in the areas where we make loans continued to suffer from depressed conditions.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

The adverse conditions in the commercial real estate markets coupled with our increase in non-performing assets has lead to the reduction of new loans funded by us and the reduction of investments in real estate loans.  During the year ended December 31, 2010, we funded two loans totaling approximately $1.3 million, compared to the year ended December 31, 2009, when we funded five loans totaling approximately $4.7 million.  We do not expect a significant change in the funding of new loans to occur in the near future.

We expect that the weakness in the commercial real estate markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in further defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure additional loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

As of December 31, 2010, our loan-to-value ratio was 90.37%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional marked increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of December 31, 2010, we have provided a specific reserve allowance for four performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of December 31, 2010, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2010

Total Revenues:  For the year ended December 31, 2010, total revenues were approximately $1 million compared to approximately $1.5 million during the year ended December 31, 2009, a decrease of approximately $0.5 million or 33%.  Revenues were primarily affected by the following factor:

•
Interest income from investments in real estate loans decreased approximately $0.4 million during the year ended December 31, 2010, from approximately $1.4 million in 2009 to approximately $1 million in 2010.  This decrease in interest income is primarily due to the decrease of our investment in real estate loans of approximately $20 million during the year ended December 31, 2010.  Our revenue is dependent on the balance of our investment in real estate loans and the interest earned on these loans.  As of December 31, 2010, our investment in real estate loans was approximately $12.3 million compared to our investment in real estate loans of approximately $32.3 million as of December 31, 2009.  This decline is largely attributable to the increase in real estate owned properties and investment in equity method investee held for sale, all acquired through the foreclosure of three non-performing loans totaling approximately $5.9 million during the year ended December 31, 2010.  Interest income has been adversely affected by the level of non-performing assets in our portfolio and the reduction in new lending activity.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2011.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Total Operating Expenses:  For the year ended December 31, 2010, total operating expenses were approximately $2.8 million compared to approximately $8.9 million during the year ended December 31, 2009, a decrease of approximately $6.1 million or 68%.  Expenses were primarily affected by the following factors:

•
During the year ended December 31, 2010, we recognized a provision for loan loss totaling approximately $0.8 million, compared to approximately $5.6 million for the same period in 2009. See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

•
Professional fees decreased approximately $1.3 million, from approximately $2.4 million during the year ended December 31, 2009, to approximately $1.1 million during the same period in 2010.  During the year ended December 31, 2010 we incurred professional fees and settlement expenses totaling approximately $1.4 million in defense and settlement of a legal action against us in Nevada and California.   During the same period, we also recognized, subject to a reservation of rights, payments totaling approximately $0.8 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  During the year ended December 31, 2009, we recognized, subject to a reservation of rights, payments totaling approximately $1.0 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  No assurance can be made regarding future reimbursement of legal fees.  The Court entered, final judgment for the case in California on March 18, 2010 and on September 8, 2010, the parties agreed to settle the case in Nevada.  See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Total Non-Operating Loss:  For the year ended December 31, 2010, total non-operating loss was $0.8 million compared to total non-operating loss of approximately $0.1 million during the year ended December 31, 2009, an increase of $0.7 million or 778%, due substantially to the recognition of impairment of our marketable securities-related party, totaling approximately $0.5 million along with settlement expenses, totaling approximately $0.3 million.

Total Loss from Real Estate Held for Sale:  For the year ended December 31, 2010, total losses from real estate held for sale were approximately $0.9 million compared to approximately $5.0 million during the year ended December 31, 2009, a decrease of approximately $4.1 million or 82%.  The loss from real estate held for sale is mainly due to the write-down on five real estate held for sale properties of approximately $0.7 million during the year ended December 31, 2010.  During the year ended December 31, 2009, total write-downs on real estate held for sale was approximately $4.4 million on 12 real estate held for sale properties.  In addition, we recorded a net gain on sale of real estate held for sale of less than $0.1 million on six properties we sold during the year ended December 31, 2010 and a net loss on sale of real estate held for sale of approximately $0.3 million on five properties we sold during the year ended December 31, 2009.  For additional information see Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the year ended December 31, 2010, we did not declare any cash dividends.

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

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the year ended December 31, 2010:

For the Year Ended
December 31, 2010
Net loss, as reported	$(3,491,000)
Add (deduct):
Provision for loan loss	789,000
Write-down on real estate held for sale	685,000
Net tax loss on foreclosure of real estate loans	(4,633,000)
Book gain on sale of real estate held for sale	(12,000)
Tax loss on sale of real estate held for sale	(6,986,000)
Recovery of allowance for doubtful notes receivable	(10,000)
Provision for doubtful accounts related to receivable	(3,000)
Tax loss on note receivable deemed worthless which was fully reserved for	(468,000)
Impairment of marketable securities – related party	543,000
Loan payment on fully allowed loan included in other income	(51,000)
Total estimated taxable loss	(13,637,000)
Add: Estimated taxable loss attributable to TRS I, Inc.	1,000

Estimated REIT taxable loss	$(13,636,000)

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

During the year ended December 31, 2010, net cash flows used in operating activities approximated $0.8 million.  Operating cash flows were adversely impacted by professional fees and settlement expense of approximately $1.5 million and the decrease in interest income, related to the decrease in our investments in real estate loans, of approximately $0.5 million, during the year ended December 31, 2010, compared to the same period in 2009.  In addition, we incurred approximately $0.7 million in write-downs on real estate held for sale and approximately $0.8 million in provisions for loan losses during the year ended December 31, 2010.  These write-downs and allowances represent the decreases in the fair value of these properties, which are expected to affect the amount of proceeds we will receive from future sales of these assets.  Cash flows related to investing activities consisted of cash provided by loan payoffs, sales of real estate loans and proceeds for sales of real estate held for sale of approximately $10.9 million and cash used for new investments and purchases of real estate loans totaling approximately $3.5 million.  Cash flows related to financing activities consisted of a purchase of treasury stock totaling $91,000, principal payments on a note payable of approximately $0.2 million and proceeds from issuance of notes payable of approximately $0.3 million.

During the fourth quarter of 2009, our accounts payable and accrued liabilities increased dramatically as a result of the incurrence of substantial legal fees.  We were defendants in a civil action in Clark County, Nevada relating to the REIT conversion.  On September 8, 2010, the parties agreed to settle the case.  The Settlement Agreement provides for the settlement and complete release of all claims against the Defendants.  The settlement was made without admission of liability by Defendants.

During the year ended December 31, 2010, we recognized, subject to a reservation of rights, payments totaling approximately $0.8 million, from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of the foregoing legal actions.  As of December 31, 2010, reimbursements from our Directors and Officers insurance carrier totaled approximately $1.8 million.  No assurance can be made regarding future reimbursement of legal fees.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  In the interim, a settlement was reached with the unaffiliated lender wherein we,
VRM II and VF III will receive approximately $2.7 million, of which our portion equals approximately $0.5 million and recorded in interest and other receivables at December 31, 2010.

At December 31, 2010, we had approximately $8.1 million in cash, $0.3 million in marketable securities – related party and approximately $24.0 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

The Board of Directors of the Company has appointed a special committee to enter into negotiations with Vestin Realty Mortgage II, Inc. regarding a proposed stock for stock merger; however, the stock for stock ratio has not yet been determined. The compensation payable to the special committee is $30,000, plus $750 per meeting to the chairman of the committee and $22,500, plus $750 per meeting to the remaining members.  In furtherance of the proposed merger, the Company has engaged Milestone Advisors, LLC as its financial advisor and Miles and Stockbridge as counsel to the special committee. The primary purpose of the proposed merger is the potential cost savings and operating synergies that could be achieved through a combination with Vestin Realty Mortgage II, Inc. Any decision with respect to the proposed merger with Vestin Realty Mortgage II, Inc will be subject to the approval of the special committee and stockholders of Vestin Realty Mortgage II, Inc as well as the approval of our special committee and stockholders. There can be no assurance that the proposed merger will be consummated.

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of December 31, 2010, we had purchased 417,107 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling $0.9 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of December 31, 2010, we had a total of 455,607 shares as treasury stock carried on our books at cost totaling $0.9 million.  As of December 31, 2009, we had a total of 375,875 shares of treasury stock carried on our books at cost totaling approximately $0.9 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of April 15, 2011, we have met our 3% reserve requirement.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 0% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 12 real estate loans, as of December 31, 2010, with a balance of approximately $12.3 million as compared to investments in 19 real estate loans as of December 31, 2009, with a balance of approximately $32.3 million.

As of December 31, 2010, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.7 million, net of allowance for loan losses of approximately $4.5 million, which does not include the allowances of approximately $1.3 million relating to the decrease in the property value for performing loans as of December 31, 2010.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of December 31, 2010, we have provided a specific reserve related to four non-performing loans and four performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of April 15, 2011, we believe we may continue to experience declining book values in investments in real estate loans and real estate held for sale.

During the year ended December 31, 2010, we foreclosed upon two properties that were security for loans, totaling approximately $0.6 million, net of allowance for loan loss, and classified them as real estate held for sale.  We also foreclosed on one property, totaling approximately $5.3 million, and classified it as investment in an equity method investee – held for sale.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans, Note F – Real Estate Held for Sale , and Note G – Investments in Equity Method Investee – Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, real estate held for sale, and investment in an equity method investee held for sale totaling approximately $3.7 million, $2.9 million, and $5.4 million, respectively, as of December 31, 2010, compared to approximately $9.7 million, $3.9 million, and $0, respectively, as of December 31, 2009.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures our losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during this period of economic slowdown and recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets from 2007 through 2009 reduced the availability of credit for many prospective borrowers.  While credit markets have generally improved, the commercial real estate markets in our principal areas of operation have not recovered, thereby resulting in continuing constraints on the availability of credit in these markets.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the year ended December 31, 2010, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Real Estate Held for Sale

At December 31, 2010, we held five properties with a total carrying value of approximately $2.9 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2010:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Notes payable (1)	$277,000	$21,000	$256,000	$--	$--
Total	$277,000	$21,000	$256,000	$--	$--

(1)	See Note J– Notes Payable of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note H – Related Party Transactions in the notes to our consolidated financial statements in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2010, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$256,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,279,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$2,558,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(256,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,279,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(2,558,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2010, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$123,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$616,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,231,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(123,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(616,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,231,000)

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates.  We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments

We have investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At December 31, 2010, our aggregate investment in real estate loans was approximately $6.5 million, net of allowance of approximately $5.8 million, with a weighted average effective interest rate of 11.30%.  The weighted average interest rate of 11.30% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2010, was 8.35%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at December 31, 2010, was 19 months.  All of the outstanding real estate loans at December 31, 2010, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of December 31, 2010, none of our loans had a prepayment penalty, although eight of our loans, totaling approximately $10.1 million, had an exit fee.  Out of the eight loans with an exit fee, four loans, totaling approximately $8.2 million, were considered non-performing as of December 31, 2010.

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

The following table contains information about the investment of real estate loans in our portfolio as of December 31, 2010.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2010 through 2015 and thereafter and separately aggregates the information for all maturities arising after 2014.  The carrying values of these assets approximate their fair value as of December 31, 2010.  See Note K– Fair Value of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10-K.

	Interest Earning Assets Aggregated by Maturity at December 31, 2010
Interest Earning Assets	2011	2012	2013	2014	2015	Thereafter	Total
	(a)
Investments In Real Estate Loans	$11,968,000	$--	$344,000	$--	$--	$--	$12,312,000

Weighted Average Interest Rates	11.63%	--%	0.0%	--%	--%	--%	11.30%

(a)	Amounts include the balance of non-performing loans.

At December 31, 2010, we also had approximately $8.5 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vestin Realty Mortgage I, Inc.

We have audited the accompanying consolidated balance sheet of Vestin Realty Mortgage I, Inc. (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, equity and other comprehensive loss, and cash flows for the year ended December 31, 2010. Our audit also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage I, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ JLK Partners, LLP

Irvine, California
April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Vestin Realty Mortgage I, Inc.

We have audited the accompanying consolidated balance sheet of Vestin Realty Mortgage I, Inc., (“the Company”) as of December 31, 2009 and related consolidated statements of operations, equity and other comprehensive income (loss), and cash flows for the year ended December 31, 2009.  Our audit also included the financial statement schedules listed in the Index at Item 15.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vestin Realty Mortgage I, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Frazer Frost, LLP (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP.  See Form 8-K filed on January 7, 2010.)

Brea, California
March 19, 2010

FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009

Assets
Cash	$8,145,000	$1,543,000
Investment in marketable securities - related party	326,000	486,000
Interest and other receivables, net of allowance of $196,000 at December 31, 2010 and $70,000 at December 31, 2009	673,000	546,000
Notes receivable, net of allowance of $945,000 at December 31, 2010 and $1,174,000 at December 31, 2009	--	--
Real estate held for sale	2,897,000	3,879,000
Investment in equity method investee held for sale	5,379,000	--
Investment in real estate loans, net of allowance for loan losses of $5,780,000 at December 31, 2010 and $12,556,000 at December 31, 2009	6,532,000	19,746,000
Other assets	98,000	75,000

Total assets	$24,050,000	$26,275,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$1,500,000	$1,244,000
Unearned revenue	2,000	--
Due to related parties	741,000	280,000
Notes payable	277,000	22,000

Total liabilities	2,520,000	1,546,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 455,607 shares at December 31, 2010 and 375,875 at December 31, 2009	(941,000)	(850,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 shares issued and 6,419,459 outstanding at December 31, 2010, and 6,875,066 shares issued and 6,499,191 outstanding at December 31, 2009	1,000	1,000
Additional paid-in capital	62,262,000	62,262,000
Accumulated deficit	(39,785,000)	(36,294,000)
Accumulated other comprehensive loss	(7,000)	(390,000)

Total stockholders' equity	21,530,000	24,729,000

Total liabilities and stockholders' equity	$24,050,000	$26,275,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	12/31/2010	12/31/2009

Revenues
Interest income from investment in real estate loans	$932,000	$1,394,000
Recovery of allowance for doubtful notes receivable	10,000	10,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	63,000
Other income	57,000	15,000
Total revenues	999,000	1,482,000

Operating expenses
Management fees - related party	277,000	277,000
Provision for loan loss	789,000	5,689,000
Interest expense	6,000	9,000
Professional fees	975,000	2,299,000
Professional fees - related party	135,000	105,000
Provision for doubtful accounts related to receivable	(3,000)	15,000
Loan fees	--	26,000
Other	580,000	432,000
Total operating expenses	2,759,000	8,852,000

Loss from operations	(1,760,000)	(7,370,000)

Non-operating income (loss)
Income from equity method investee held for sale	60,000	--
Interest income from banking institutions	1,000	1,000
Impairment of marketable securities - related party	(543,000)	--
Settlement expense	(343,000)	(107,000)
Total other non-operating loss, net	(825,000)	(106,000)

Income (loss) from real estate held for sale
Income from guarantors related to real estate held for sale	1,000	11,000
Net gain (loss) on sale of real estate held for sale	12,000	(341,000)
Expenses related to real estate held for sale	(234,000)	(245,000)
Write-downs on real estate held for sale	(685,000)	(4,424,000)
Total loss from real estate held for sale	(906,000)	(4,999,000)

Loss before provision for income taxes	(3,491,000)	(12,475,000)

Provision for income taxes	--	--

NET LOSS	$(3,491,000)	$(12,475,000)

Basic and diluted loss per weighted average common share	$(0.54)	$(1.90)

Dividends declared per common share	$--	$--

Weighted average common shares	6,474,343	6,564,073

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Stockholders' Equity at December 31, 2008	243,613	$(655,000)	6,631,453	$1,000	$62,262,000	$(23,819,000)	$(167,000)	$37,622,000

Comprehensive Loss:

Net Loss						(12,475,000)		(12,475,000)

Unrealized Loss on Marketable Securities - Related Party							(223,000)	(223,000)

Comprehensive Loss								(12,698,000)

Purchase of Treasury Stock	132,262	(195,000)	(132,262)	--				(195,000)

Stockholders' Equity at December 31, 2009	375,875	$(850,000)	6,499,191	$1,000	$62,262,000	$(36,294,000)	$(390,000)	$24,729,000

Comprehensive Loss:

Net Loss						(3,491,000)		(3,491,000)

Recognition of Unrealized Loss
on Marketable Securities- Related Party							543,000	543,000

Unrealized Loss on Marketable Securities - Related Party							(160,000)	(160,000)

Comprehensive Loss								(3,108,000)

Purchase of Treasury Stock	79,732	(91,000)	(79,732)	--				(91,000)

Stockholders' Equity at December 31, 2010	455,607	$(941,000)	6,419,459	$1,000	$62,262,000	$(39,785,000)	$(7,000)	$21,530,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	12/31/2010	12/31/2009

Cash flows from operating activities:
Net loss	$(3,491,000)	$(12,475,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	--	15,000
Write down on real estate held for sale	685,000	4,424,000
Gain on sale of real estate held for sale	(24,000)	(21,000)
Loss on sale of real estate held for sale	12,000	362,000
Recovery of allowance for doubtful notes receivable included in other income	(10,000)	(10,000)
Provision for loan loss	789,000	5,689,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	63,000
Impairment of marketable securities - related party	543,000	--
Prepaid interest income – unearned revenue	6,000	--
Amortized interest income	(4,000)	--
Income from equity method investee held for sale	(60,000)	--
Change in operating assets and liabilities:
Interest and other receivables	(136,000)	(17,000)
Due to/from related parties, net	461,000	66,000
Other assets	163,000	183,000
Accounts payable and accrued liabilities	257,000	931,000
Net cash used in operating activities	$(809,000)	$(790,000)

Cash flows from investing activities:
Investments in real estate loans	$(1,344,000)	$(2,996,000)
Purchase of investments in real estate loans from:
VRM II	(2,000,000)	(1,700,000)
Third parties	--	(100,000)
Proceeds from loan payoffs	7,744,000	933,000
Sale of investments in real estate loans to:
Third parties	2,250,000	1,352,000
Proceeds related to real estate held for sale	947,000	1,671,000
Purchase of real estate held for sale	(175,000)	--
Proceeds from note receivable	10,000	10,000
Net cash provided by (used in) investing activities	$7,432,000	$(830,000)

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	12/31/2010	12/31/2009

Cash flows from financing activities:
Principal payments on notes payable	$(186,000)	$(233,000)
Proceeds from issuance of notes payable	256,000	45,000
Purchase of treasury stock at cost	(91,000)	(195,000)
Net cash used in financing activities	$(21,000)	$(383,000)

NET CHANGE IN CASH	6,602,000	(2,003,000)

Cash, beginning of period	1,543,000	3,546,000

Cash, end of period	$8,145,000	$1,543,000

Supplemental disclosures of cash flows information:
Interest paid	$6,000	$9,000

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$(468,000)	$(578,000)
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$--	$3,245,000
Impairment on restructured loan reclassified to allowance for loan loss	$--	$107,000
Loan rewritten with same or similar collateral	$--	$682,000
Note payable relating to prepaid D & O insurance policy	$186,000	$191,000
Allowance for notes receivable related to final payment & restricting of investments in real estate loans	$--	$578,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$638,000	$6,024,000
Investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance	$5,144,000	$--
Write off of interest receivable and related allowance	$200,000	$20,000
Unearned revenue from loans rewritten with same or similar property as collateral	$--	$(102,000)
Conversion of secured loan to accounts receivable	$506,000	$--
Conversion of secured loans to notes receivable	$251,000	$--
Recognition of unrealized loss on marketable securities – related party	$543,000	$--
Unrealized loss on marketable securities - related party	$160,000	$223,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, who is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which Vestin Group owns a significant majority of, that continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, which includes Vestin Originations and Advant Mortgage, LLC  (“Advant”), both licensed Nevada mortgage brokers, the significant majorities of which are beneficially owned by Michael V. Shustek.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and other members of our accounting staff, are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

Our former CFO, Rocio Revollo, was replaced, effective May 21, 2010.  Pursuant to the terms of our agreement, Strategix Solutions, was responsible for designating, subject to the approval of our Board of Directors, a new CFO for the Company.  From May 21, 2010, until January 21, 2011, our current CEO, Michael Shustek, was acting as our interim CFO.  Effective January 21, 2011, Eric Bullinger was approved by the Board of Directors to be our new CFO.

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

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment.  Our manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded first as a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are recognized as income.

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

Management classifies real estate as REO when the following criteria are met:

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market prices as of December 31, 2010 and 2009.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the years ended December 31, 2010 and 2009.

Common Stock Dividends

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

Treasury Stock

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of December 31, 2010, we had purchased 417,107 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling $0.9 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of December 31, 2010, we had a total of 455,607 shares of treasury stock carried on our books at cost totaling $0.9 million.  As of December 31, 2009, we had a total of 375,875 shares of treasury stock carried on our books at cost totaling approximately $0.9 million.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements.  The net income tax provision for the years ended December 31, 2010 and 2009 were approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable.  The carrying values of these instruments approximate their fair values due to their short-term nature.  Marketable securities – related party and investment in real estate loans are further described in Note H – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2010 and December 31, 2009, we had approximately $6.6 and $1.3 million, respectively, in excess of the federally-insured limits.

As of December 31, 2010, 33%, 12%, 11%, and 36% of our loans were in Nevada, California, Arizona and Oregon, respectively, compared to 36%, 14%, 5% and 14%, at December 31, 2009, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2010, the aggregate amount of loans to our three largest borrowers represented approximately 58% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon, Arizona and California with one at first lien position and two at second lien position, interest rates between 12% and 15%, and an aggregate outstanding balance of approximately $7.2 million.  As of December 31, 2010, all of our largest loans were considered non-performing, see “Non-Performing Loans in Note D – Investments in Real Estate Loans.  At December 31, 2009, the aggregate amount of loans to our three largest borrowers represented approximately 43% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Hawaii and Nevada with first lien positions, interest rates between 13% and 14%, and an aggregate outstanding balance of approximately $14.0 million.  As of December 31, 2009, two of our three largest loans, both of which were made with respect to property located in Hawaii, were considered non-performing.

We have a significant concentration of credit risk with our largest borrowers.  During the year ended December 31, 2010, two of our performing loans totaling approximately $20.9 million, of which our portion was approximately $3.3 million, accounted for approximately 76% of our interest income.  During June 2010 and September 2010, these loans were paid in full.  During the year ended December 31, 2009, one of our performing loans totaling approximately $5.9 million, of which our portion was approximately $4.6 million, accounted for approximately 42% of our interest income.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of December 31, 2010 and December 31, 2009, two loans totaling approximately $2.2 million, representing approximately 17.9% and 6.8%, respectively, of our portfolio’s total value, had a common guarantor.  As of December 31, 2010 and December 31, 2009, both loans were fully reserved and both were non-performing loans.

As of December 31, 2010 and December 31, 2009, two loans totaling approximately $6.0 million and $6.0 million, respectively, representing approximately 48.4% and 18.5%, respectively, of our portfolio’s total value, had a common guarantor.  As of December 31, 2010 and December 31, 2009, we recognized an allowance for loan loss on these loans totaling $2.3 million and $2.3 million, respectively.  These loans are considered non-performing.

As of December 31, 2010 and December 31, 2009, two and three loans totaling approximately $1.1 million and $0.5 million, respectively, representing approximately 9.1% and 2.0%, respectively, of our portfolio’s total value, had a common guarantor.  These loans are considered performing.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2010 and December 31, 2009, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2010 and 2009, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of December 31, 2010, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  In the interim, a settlement was reached with the unaffiliated lender wherein we, VRM II and VF III will receive $2.7 million, of which our portion equals $0.5 million.

Investments in real estate loans as of December 31, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$12,053,000	11.39%	97.89%	91.00%
Construction	1	165,000	8.00%	1.35%	92.00%
Land	1	94,000	6.00%	0.76%	46.12%
Total	12	$12,312,000	11.30%	100.00%	90.37%

Investments in real estate loans as of December 31, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	14	$31,091,000	12.96%	96.25%	71.90%
Construction	3	530,000	6.02%	1.64%	96.00%
Land	2	681,000	7.70%	2.11%	72.02%
Total	19	$32,302,000	12.73%	100.00%	72.35%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2010 and December 31, 2009, was 8.35% and 12.63%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2010 and December 31, 2009:

Loan Type	Number of Loans	December 31, 2010 Balance *	Portfolio Percentage	Number of Loans	December 31, 2009 Balance *	Portfolio Percentage

First deeds of trust	5	$5,816,000	47.24%	12	$25,959,000	80.36%
Second deeds of trust	7	6,496,000	52.76%	7	6,343,000	19.64%
Total	12	$12,312,000	100.00%	19	$32,302,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2010:

Non-performing and past due loans (a)	$8,157,000
January 2011 – March 2011 (b)	123,000
April 2011 – June 2011	1,010,000
July 2011 – September 2011	742,000
October 2011 – December 2011	1,936,000
Thereafter	344,000

Total	$12,312,000

(a)	Amounts include the balance of non-performing loans.
(b)	These loans have been or are in the process of being extended subsequent to April 15, 2011.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2010 and December 31, 2009:

	December 31, 2010 Balance *	Portfolio Percentage	December 31, 2009 Balance *	Portfolio Percentage

Arizona	$1,323,000	10.74%	$1,573,000	4.87%
California	1,523,000	12.37%	4,547,000	14.07%
Hawaii	--	--%	9,307,000	28.81%
Nevada	4,096,000	33.27%	11,505,000	35.62%
Oregon	4,434,000	36.02%	4,434,000	13.73%
Texas	936,000	7.60%	936,000	2.90%
Total	$12,312,000	100.00%	$32,302,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation
The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2010 Balance	December 31, 2009 Balance
Balance per loan portfolio	$12,312,000	$32,302,000
Less:
Allowance for loan losses (a)	(5,780,000)	(12,556,000)
Balance per consolidated balance sheet	$6,532,000	$19,746,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2010, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.7 million, net of allowance for loan losses of approximately $4.5 million, which does not include the allowances of approximately $1.3 million relating to performing loans as of December 31, 2010.  Except as otherwise provided below these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At December 31, 2010, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2010	Allowance for Loan Losses	Net Balance at December 31, 2010

Commercial	4	$8,157,000	$(4,472,000)	$3,685,000
Construction	-	--	--	--
Land	-	--	--	--
Total	4	$8,157,000	$(4,472,000)	$3,685,000

•           Commercial – As of December 31, 2010, four of our 10 commercial loans were considered non-performing.  The outstanding balance on the four non-performing loans was approximately $28.0 million, of which our portion is approximately $8.2 million.  As of December 31, 2010, these loans have been non-performing from 16 months to 31 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of December 31, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $23.0 million, of which our portion is approximately $4.5 million.

At December 31, 2009, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2009	Allowance for Loan Losses	Net Balance at December 31, 2009

Commercial	7	$20,487,000	$(11,494,000)	$8,993,000
Construction	1	200,000	(58,000)	142,000
Land	1	580,000	--	580,000
Total	9	$21,267,000	$(11,552,000)	$9,715,000

•           Commercial – As of December 31, 2009, seven of our 14 commercial loans were considered non-performing.  The outstanding balance on the seven non-performing loans was approximately $70.6 million, of which our portion is approximately $20.5 million.  As of December 31, 2009, these loans have been non-performing from 4 months to 5 years.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of December 31, 2009, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $49.9 million, of which our portion is approximately $11.5 million.  Two of these loans are the RightStar, Inc. (Part I & Part II) loans, which are secured by a lien on the business and virtually all of the property of RightStar, which includes four cemeteries and eight mortuaries in Hawaii with an outstanding balance of approximately $32.3 million of which our portion is approximately $17.3 million ($8.2 million for Part I and $9.1 million for Part II).  See Specific Reserve Allowances below and Note N – Legal Matters Involving the Company for further information regarding the RightStar loans.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2010, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 56%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2010 and December 31, 2009

	As of December 31, 2010
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	8,157,000	(4,472,000)	3,685,000
Subtotal non-performing loans	8,157,000	(4,472,000)	3,685,000

Performing loans – no related allowance	1,967,000	--	1,967,000
Performing loans – related allowance	2,188,000	(1,308,000)	880,000
Subtotal performing loans	4,155,000	(1,308,000)	2,847,000

Total	$12,312,000	$(5,780,000)	$6,532,000

	As of December 31, 2009
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$580,000	$--	$580,000
Non-performing loans – related allowance	20,687,000	(11,552,000)	9,135,000
Subtotal non-performing loans	21,267,000	(11,552,000)	9,715,000

Performing loans – no related allowance	8,858,000	--	8,858,000
Performing loans – related allowance	2,177,000	(1,004,000)	1,173,000
Subtotal performing loans	11,035,000	(1,004,000)	10,031,000

Total	$32,302,000	$(12,556,000)	$19,746,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of December 31, 2010, we have provided a specific reserve allowance for four non-performing loans and four performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2010 and 2009 by loan type.

Loan Type	Balance at 12/31/09	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO & Other Assets	Balance at 12/31/10

Commercial	$12,395,000	$653,000	$(2,494,000)	$(168,000)	$(4,678,000)	$5,708,000
Construction	161,000	136,000	--	(83,000)	(142,000)	72,000
Total	$12,556,000	$789,000	$(2,494,000)	$(251,000)	$(4,820,000)	$5,780,000

•
Commercial – As of December 31, 2010, seven of our 10 commercial loans had a specific reserve allowance totaling approximately $28.2 million, of which our portion is approximately $5.7 million.  The outstanding balance on these seven loans was approximately $43.5 million, of which our portion was $10.2 million.

•
Construction – As of December 31, 2010, our one construction loan had a specific reserve allowance totaling approximately $3.2 million, of which our portion was approximately $72,000.  The outstanding balance on this loan was approximately $7.2 million, of which our portion was approximately $0.2 million.

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

Troubled Debt Restructuring

As of December 31, 2010 and December 31, 2009, we had four loans and five loans, totaling approximately $2.8 million and $2.4 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or change in the present value of expected future cash flows.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of December 31, 2010 and December 31, 2009:

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$2,679,000	2	$1,679,000	1	$1,000,000
Construction	1	165,000	1	165,000	--	--
Total	4	$2,844,000	3	$1,844,000	1	$1,000,000

As of December 31, 2009
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$2,105,000	2	$1,105,000	1	$1,000,000
Construction	2	330,000	2	330,000	--	--
Total	5	$2,435,000	4	$1,435,000	1	$1,000,000

•
Commercial – As of December 31, 2010 and December 31, 2009, we had 10 and 14 commercial loans, respectively, three and three of them, respectively, were modified pursuant to TDR.  As of December 31, 2010 and December 31, 2009, three of the loans were secured by second deeds of trust and two of the three loans were considered performing prior to their restructuring.  The two performing loans had their interest rates reduced.  One loan’s interest rate was reduced from 15% payable monthly to 8% accrued and payable at maturity, which was extended from April 30, 2010 to December 31, 2011.  As a result of this reduction in interest rate, we recorded an impairment of $150,000, as an allowance for loan loss, based on the reduction of the present value of future cash flows.  The other loan had its maturity date extended to September 16, 2011 and had its interest rate reduced from 10.5% to 3.0%.  This loan was considered performing prior to its restructuring.  As of April 15, 2011, the two performing loans continue to perform as required by the loan modification.  The remaining non-performing loan had its maturity date extended from September 30, 2009 to December 17, 2009, and then extended again to March 17, 2010 and June 17, 2010, to postpone our foreclosure of the property to determine our exposure in relation to the first trust deed.  As of April 15, 2011, this loan remains non-performing.

•
Construction – As of December 31, 2010 and December 31, 2009, we had one and three construction loans, respectively, one and two of them, respectively, were modified pursuant to TDR.  During July 2009, our manager negotiated with a guarantor of four of our performing loans.  As part of the negotiations, two of the loans were paid off for approximately the loan amount net of allowance for loan losses plus accrued interest and two 60-month promissory notes were executed by the borrower and guaranteed by the main principal, totaling approximately $2.7 million, of which our portion was approximately $0.1 million.  In addition, our manager modified the remaining loans whereby interest payments are payable monthly at 3.0%, beginning July 2009, and accrue at 5.0% payable at the maturity of the loan.  Interest on these loans will be recorded as interest income when cash is collected.  As of April 15, 2011, the remaining loan continues to perform as required by the loan modifications.

•	Land – As of December 31, 2010 and December 31, 2009, our one and two land loans were not modified pursuant to TDR.

As of December 31, 2010, our manager had granted extensions on seven loans, totaling approximately $30.3 million, of which our portion was approximately $3.8 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to its extension, one of the seven loans became non-performing.  This loan, which became non-performing after its extension, had a total principal amount at December 31, 2010, of approximately $4.3 million, of which our portion is $1.0 million.

As of November 30, 2010, we had five loans totaling approximately $19.0 million, of which our portion is approximately $0.6 million, before allowances totaling approximately $4.2 million, of which our portion is approximately $0.1 million, and were guaranteed by common guarantors. Pursuant to agreements entered into on March 16, 2009 and July 2, 2009, which modified these loans, three of these loans continued to be secured by real property and two became unsecured due to the permanent financing being obtained for less than the outstanding balance on the loans. On November 30, 2010, we entered into additional agreements to modify the terms related to these five loans in order to further enhance our investment. Pursuant to these additional agreements, we obtained an additional guarantor, interest in operating profits and any aggregate sales proceeds of $10.4 million less operating profits previously received related to these properties. The new guarantor is the managing member of the borrowing entities who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.  In the event the total proceeds from the operating profits and sales proceeds do not equal $10.4 million, each borrower will execute a promissory note to pay us the deficiency, which shall be guaranteed by the guarantors, including the new guarantor. In addition, we agreed to release our deeds of trust on two of the three loans secured by real estate totaling $9.0 million, of which our portion is $0.3 million.  As a result of releasing our deeds of trust we classified these loans as unsecured notes receivable for the same amount and recognized a full allowance on this balance.  Lastly, we entered into an agreement for a real estate loan secured by a second deed of trust with a face amount of $1.6 million, of which we funded approximately $1.4 million and held back the remaining balance as consideration of the first four months payments on the note.  During the three months ended December 31, 2010, we recorded a provision for loan loss in the amount of approximately $1.6 million, of which our portion is $0.4 million based on an updated appraisal on the property securing the first and second trust deed loans. The terms of this loan include 36 equal monthly payments at 0% interest. As of December 31, 2010, the balance of this loan is approximately $1.4 million, of which our portion is approximately $0.4 million, due to a holdback of four months of payments at the time of funding the loan. On December 30, 2010, we received a payment totaling approximately $3.6 million from the receipt of permanent financing on one of the properties, of which our portion is approximately $0.1 million, which was applied towards the balances due.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2010 and December 31, 2009, we owned 225,134 shares of VRM II’s common stock, representing approximately 1.71% and 1.65%, respectively, of their total outstanding common stock.

At September 30, 2010, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM II as of September 30, 2010.  We reversed our unrealized other comprehensive losses and realized a loss on our investment to its fair value of $1.48 per share as of September 30, 2010, totaling approximately $0.5 million and recognizing an impairment of approximately $0.5 million.

As of December 31, 2010, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since October 1, 2010.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at December 31, 2010.  During the year ended December 31, 2010, the trading price for VRM II’s common stock ranged from $1.21 to $2.55 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2010, we held five properties with a total carrying value of approximately $2.9 million, which were acquired through foreclosure and recorded as investments in real estate held for sale (“REO”).  One of these properties generated net income from guarantors during the year ended December 31, 2010, totaling $1,000.  Expenses incurred during the year ended December 31, 2010, related to our REO totaled approximately $0.9 million.  These expenses included approximately $0.7 million in write-downs on REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of REO during the year ended December 31, 2010:

Description	Balance at 12/31/09	Acquisitions Through Foreclosure	Write Downs	Additions/ Cash Reductions	Seller Financed / New Loan	Net Cash Proceeds on Sales	Net Gain on Sale of Real Estate	Balance at 12/31/10

Land	$3,460,000	$580,000	$(685,000)	$-	$--	$(458,000)	$--	$2,897,000

Residential Building	419,000	58,000	--	--	--	(489,000)	12,000	--

Total	$3,879,000	$638,000	$(685,000)	$-	$--	$(947,000)	$12,000	$2,897,000

Land

As of December 31, 2010, we held five REO properties, classified as Land, totaling approximately $2.9 million.  These properties were acquired between December 2006 and December 2010 and consist of commercial land and residential land.  During the year ended December 31, 2010, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down approximately $0.7 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Commercial Land –On April 27, 2010, we, VRM II and Fund III sold our commercial land REO property located in Texas to an unrelated third party for approximately $0.6 million, of which our portion was approximately $0.2 million.  No gain or loss was associated with this transaction.  During the year ended December 31, 2010, our manager continually evaluated the carrying value of our commercial land REO and based on its estimates and updated appraisals on these properties, one was written down approximately $0.3 million.  As of December 31, 2010, we held two properties, classified as commercial land REO, located in Nevada totaling approximately $1.0 million.

•
Residential Land – On January 15, 2010, three properties located in Nevada were sold to an unrelated third party for their approximate book value of a combined $2.1 million, of which our portion was approximately $0.3 million.  No gain or loss was associated with these transactions.  During the year ended December 31, 2010, our manager continually evaluated the carrying value of our residential land REO and based on its estimates and updated appraisals three of these properties were written down a total of approximately $0.4 million.  As of December 31, 2010, we held three properties, classified as residential land REO, located in Arizona and California totaling approximately $1.9 million.

Residential Building

As of December 31, 2010, we had no REO properties classified as a Residential Building.  During the year ended December 31, 2010, our manager continually evaluated the carrying value of our Residential Building REO properties, and based on its estimates and updated appraisals, no write-downs were deemed necessary.

•
Single Family Residential Properties – During the three months ended March 31, 2010, we and VRM II sold all the units on our Washington property for a total of approximately $1.0 million, of which our portion was approximately $0.2 million.  These transactions resulted in a net gain for us of $21,000.  During April and May 2010, we, VRM II and Fund III sold the two remaining units on our REO property located in California to an unrelated third party for a total of $325,000, of which our portion was $40,000.  These transactions resulted in a net gain for us of $3,000.  As of December 31, 2010, we had no single family residential properties..

•
Residential Apartment/Condo – On April 23, 2010, we, VRM II and Fund III sold the remaining unit on one REO property located in Nevada to an unrelated third party for its approximate book value of $81,000, of which our portion was $200.  There was no gain or loss associated with this transaction.  On August 25, 2010, we, VRM II and Fund III sold a REO property located in Nevada to an unrelated third party for approximately $1.3 million, of which our portion was $0.2 million.  This transaction resulted in a net loss for us of $9,000.  On August 5, 2010, we and VRM II completed our foreclosure of a property secured by a non-performing construction loan in Nevada and classified it as residential apartment/condo REO totaling approximately $1.7 million, of which our portion was approximately $58,000, net of prior allowance for loan loss.  During September 2010, we and VRM II sold this property to an unrelated third party for approximately $1.6 million, of which our portion was approximately $54,000.  This transaction resulted in a net loss for us of $3,000.  As of December 31, 2010, we had no residential apartment/condo properties.

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

NOTE G – INVESTMENTS IN EQUITY METHOD INVESTEE HELD FOR SALE

As discussed in Note N – Legal Matters Involving the Company, during July 2010, we, VRM II and Vestin Mortgage acquired through foreclosure the RightStar property, which includes 4 cemeteries and 8 mortuaries in Hawaii.  Subsequent to our foreclosure of this property, we and VRM II acquired our manager’s interest in this property for $500,000, of which our portion was $175,000.  Our manager recorded no gain or loss as a result of this transaction.   At the time of foreclosure, the RightStar assets were moved into Hawaii Funeral Services, LLC (“HFS”) of which we hold approximately 38% interest and VRM II holds approximately 62% interest.

We account for investments using the equity method of accounting if the investments give us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We record our respective interests in the losses or income of such investees within the equity-method investees held for sale category on our statements of operations for each period. The carrying amount of our equity-method investments held for sale is recorded on our consolidated balance sheets as investments in equity-method investees held for sale.

We evaluate our investments in the equity-method investees for impairment each quarter by comparing the carrying amount of each investment to its fair value. Because no active market exists for the investees’ limited liability company membership interests, we evaluate our investments in the equity-method investees for impairment based on our evaluation of the fair value of the equity-method investees’ net assets relative to their carrying values. If we ever were to determine that the carrying values of our investments in equity-method investees were greater than their fair values, we would write the investments down to their fair values.

The financial statements of HFS also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts (“Trusts”) in which they have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation with HFS.

The Trusts are variable interest entities as defined in the Consolidation Topic of the ASC. In accordance with this guidance, HFS has determined that they are the primary beneficiary of these trusts, as they absorb a majority of the losses and returns associated with these trusts. They consolidate the Trust investments with a corresponding amount recorded as Care trusts’ corpus.

As discussed in Note N – Legal Matters Involving the Company, in April 2006, we, VRM II and other lenders of the loans made to RightStar, Inc. (“RightStar”) filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii.  The State of Hawaii responded by filing allegations against Vestin Mortgage and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us.

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  The auction was not successful.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM II, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others. Should the recovery meet or exceed $9 million, all parties have agreed that no further litigation between the state of Hawaii and Vestin will be reinstituted related to the trust’s statutory minimum balances. The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of us, VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.

An alleged trust deficiency ranging from $24.4 million to $32.7 million may have existed prior to our acquiring the RightStar properties through foreclosure. Under state law, such deficiencies are generally required to be funded. However, due to the the agreement with the state of Hawaii and certain actuarial information obtained from third parties, no accrual has been recorded as of December 31, 2010.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the years ended December 31, 2010 and 2009 was $277,000, respectively for each period.

As of December 31, 2010 and 2009, our manager owned 100,000 of our common shares, representing approximately 1.56% and 1.54%, respectively, of our total outstanding common stock.  For the years ended December 31, 2010 and 2009, we declared $0, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

On March 6, 2009, we, VRM II, and Fund III completed the sale of 105 of the 106 units in a residential apartment /condo property in Nevada, to an unrelated third party; the remaining unit is held for sale.  In accordance with our Management Agreement, we, VRM II, and Fund III paid our manager an administrative fee of $282,000, shared pro-rata among us, VRM II, and Fund III.

During the years ended December 31, 2010 and December 31, 2009, our manager received administrative fees of $0.2 million and $0.5 million, respectively, related to the sale of VRM II, Fund III and our REO properties.  Our pro-rata share of these fees totaled approximately $20,000 and $37,000, respectively.  See Note F – Real Estate Held for Sale.

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

As of December 31, 2010 and December 31, 2009, we did not owe or have any receivables from our manager.

Transactions with Other Related Parties

As of December 31, 2010, and 2009, we owned 225,134 common shares of VRM II, representing approximately 1.71%, and 1.65%, respectively, of their total outstanding common stock.  For the years ended December 31, 2010 and 2009, we recognized $0 in dividend income from VRM II based on the number of shares we held on the dividend record dates.

As of December 31, 2010, and 2009, VRM II owned 533,675 of our common shares, representing approximately 8.31%, and 8.21%, respectively, of our total outstanding common stock.  For the years ended December 31, 2010 and 2009, we declared $0 in dividends payable to VRM II based on the number of shares VRM II held on the dividend record dates.

During the year ended December 31, 2010, we bought approximately $2.0 million in real estate loans from VRM II.  During the year ended December 31, 2009, we bought approximately $1.7 million in real estate loans from VRM II. No gain or loss resulted from these transactions.

As of December 31, 2010, we owed VRM II approximately $0.7 million, primarily related to legal fees.  As of December 31, 2009, we owed VRM II $0.3 million, primarily related to legal fees.

As of December 31, 2010, we had receivables from Fund III of $2,000.  As of December 31, 2009, we had receivables from Fund III of $1,000.

During the years ended December 31, 2010, and 2009, we incurred $135,000, and $105,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

During the year ended December 31, 2010, SCORP, Inc., dba Diligent Consulting and Analysis, an entity wholly owned by Daniel B. Stubbs, the former Vice President of Vestin Group, received a consulting fee of approximately $59,000. Our pro-rata share of these fees totaled approximately $14,000.

NOTE I — NOTES RECEIVABLE

During October 2004, we and VRM II sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $2.1 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from real estate held for sale – seller financed.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $160,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $119,000, which is based on a discount rate of 8% as of that date.  As of December 31, 2010, we have received $36,000 in principal payments.  However, due to the current financial position of the guarantor, our Manager has determined that we would not be able to recover any of the remaining $122,000 due.  During June 2010, the note was fully charged off.

During March 2005, we and VRM II sold the 126 unit hotel in Mesquite, Nevada for approximately $5.5 million, of which our share of the proceeds were approximately $1.8 million, which resulted in a loss of $389,000.  In addition, during June 2005, we and VRM II entered into a settlement agreement with the guarantors of the loan in the amount of $2.0 million in exchange for a release of their personal guarantees, of which our share was approximately $0.6 million.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1.1 million from July 2005 through July 2008, at which time the entire balance was due.  As of December 31, 2010, we have received $294,000 in principal payments.  However, due to the current financial position of the guarantor, our Manager has determined that we would not be able to recover any of the remaining $346,000 due.  During June 2010, the note was fully charged off.

During December 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of December 31, 2010, we had received $20,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $117,000 was fully reserved as of December 31, 2010.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.4 million, of which our portion is $39,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $120,000, which reflected our book value of the loan, net of allowance for loan loss of $73,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $39,000 was fully reserved as of December 31, 2010.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.3 million, of which our portion is $30,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $95,000, which reflected our book value of the loan, net of allowance for loan loss of $71,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $30,000 was fully reserved as of December 31, 2010.

During December 2009, we and VRM II entered into a promissory note with the borrowers of a land loan, totaling approximately $6.1 million, of which our portion is approximately $0.5 million, as part of the sale of the land collateralizing the loan.  In addition, we and VRM II received a principal pay off of $2.0 million, of which our portion was approximately $0.2 million, on the land loan.  The remaining balance of approximately $1.2 million, of which our portion is approximately $0.1 million, was refinanced as a loan to the new owners of property.  The promissory note is for a 60-month period, with an interest rate of 6.0%, with the first monthly payment due on December 10, 2014.  Payments will be recognized as income when they are received.  The balance of approximately $0.5 million was fully reserved as of December 31, 2010.

NOTE J — NOTES PAYABLE

In April 2009, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $35,000 and nine monthly payments of $22,000 beginning on May 27, 2009.  During April 2010, the outstanding balance of the note was paid in full.  In May 2010, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 6.5%.  The agreement required a down payment of $62,875 and nine monthly payments of $21,000 beginning on May 27, 2010. As of December 31, 2010, the outstanding balance of the note was $22,000.

On December 3, 2010, we and VRM II mortgaged a mixed-use land held for sale property for $1.6 million, of which our portion was approximately $0.3 million.  The note has an interest rate of 9%, payable monthly and a maturity date of December 2, 2011.

NOTE K — FAIR VALUE

As of December 31, 2010, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of December 31, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010	Carrying Value on Balance Sheet at 12/31/2010
Assets
Investment in marketable securities - related party	$326,000	$--	$--	$326,000	$326,000
Investment in real estate loans	$--	$--	$6,660,000	$6,660,000	$6,532,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2010 to December 31, 2010.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2010.

Investment in real estate loans

Balance on January 1, 2010	$19,605,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(789,000)
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(780,000)
Transfer of real estate loan to investment in equity method investee – held for sale	(9,307,000)
Transfer of allowance on real estate loans to real estate held for sale	142,000
Transfer of allowance on real estate loan to investment in equity method investee – held for sale	4,678,000
New mortgage loans and mortgage loans bought	3,344,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(13,247,000)
Reduction of allowance for loan losses related to sales and payments of investment in real estate loans	2,745,000
Temporary change in estimated fair value based on future cash flows	269,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on December 31, 2010, net of temporary valuation adjustment	$6,660,000

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

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2009 to December 31, 2009.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2009.

Investment in real estate loans

Balance on January 1, 2009	$29,682,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(5,820,000)
Change in impairment on restructured loans	107,000
Gain (loss) on sale of investment in real estate loan	63,000
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(11,682,000)
Transfer of allowance on real estate loans to real estate held for sale	4,373,000
New mortgage loans and mortgage loans bought	5,466,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(7,708,000)
Reduction of allowance for loan losses related to sales an d payments of investment in real estate loans	5,218,000
Temporary change in estimated fair value based on future cash flows	(94,000)
Transfer to Level 1	--
Transfer to Level 2	--

Balance on December 31, 2009, net of temporary valuation adjustment	$19,605,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

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

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

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

We, VRM II and Vestin Mortgage (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund I into VRM I and Fund II into VRM II.  The court certified a class of all former Fund I unit holders and Fund II unit holders who voted against the mergers of Fund I into VRM I and Fund II into VRM II.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered final judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs agreed to a post-judgment settlement by which Plaintiffs agreed not to appeal the judgment in consideration of a waiver by the Defendants of any claim to recover actual court costs from the Plaintiffs.  The Court granted final approval of this settlement of post-judgment rights on July 9, 2010.

VRM II, Vestin Mortgage and Michael V. Shustek (“Defendants”) were defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada (the “Nevada Lawsuit”).  The Plaintiffs alleged, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action sought monetary and punitive damages.  The court dismissed the claim for punitive damages.  On September 8, 2010, the parties agreed to settle the case.  The Settlement Agreement provides for the settlement and complete release of all claims against the Defendants.  The settlement was made without admission of liability by Defendants.

In addition to the matters described above, our manager is involved in a number of other legal proceedings concerning matters arising in connection with the conduct of its business activities.  Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously.  Other than the matters described in Note N – Legal Matters Involving The Company below, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the manager’s net income in any particular period.

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  The auction was not successful. On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM II, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others.  Should the recovery meet or exceed $9 million, all parties have agreed that no further litigation between the state of Hawaii and Vestin will be reinstituted related to the trusts’ statutory minimum balances.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of VRM I and its affiliates VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  On June 29, 2010 the First Circuit for the State of Hawaii issued its final order allowing the foreclosure.  On July 13, 2010 we and VRM II completed our foreclosure of these properties and we classified them as Investment in Equity Method Investee Held for Sale, as discussed in Note G - Investments in Equity Method Investee Held for Sale.

We, VRM II and Vestin Mortgage (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund I into VRM I and Fund II into VRM II.  The court certified a class of all former Fund I unit holders and Fund II unit holders who voted against the mergers of Fund I into VRM I and Fund II into VRM II.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered final judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs agreed to a post-judgment settlement by which Plaintiffs agreed not to appeal the judgment in consideration of a waiver by the Defendants of any claim to recover actual court costs from the Plaintiffs.  The Court granted final approval of this settlement of post-judgment rights on July 9, 2010.

We, Vestin Mortgage and Michael V. Shustek (“Defendants”) were defendants in a civil action filed by approximately 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs alleged, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action sought monetary and punitive damages.  On September 8, 2010, the parties agreed to settle the case.  The Settlement Agreement provides for the settlement and complete release of all claims against the Defendants.  The settlement was made without admission of liability by the Defendants.

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

On January 21, 2011, the Board of Directors appointed Eric Bullinger as our Chief Financial Officer.  Mr. Bullinger, 40, will also serve as the Chief Financial Officer of Vestin Realty Mortgage II, Inc. and the equivalent of the Chief Financial Officer of Vestin Fund III, LLC. Vestin Realty Mortgage I, Vestin Realty Mortgage II and Vestin Fund III are referred to collectively hereafter as the “Vestin Entities”. Mr. Bullinger’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Mr. Bullinger has worked for LL Bradford for approximately 11 years. Mr. Bullinger has overseen various audit engagements of public companies, as well as non-public companies. Mr. Bullinger is  compensated solely by Strategix Solutions.  Mr. Bullinger’s responsibilities at Strategix Solutions include matters unrelated to the Vestin Entities.  Strategix Solutions has an agreement with the Vestin Entities whereby Strategix Solutions receives certain compensation for the performance of accounting services for the Vestin Entities.  Such accounting services include services in addition to the services to be provided by Mr. Bullinger.

On January 21, 2011, the Board of Directors of the Company announced that it has appointed a Special Committee consisting of Donovan Jacobs (chairman), Ken Seltzer and Daryl Idler to enter into negotiations with Vestin Realty Mortgage II, Inc. regarding a proposed stock for stock merger.  In furtherance of the proposed merger, the Company has engaged Milestone Advisors, LLC as its financial advisor and Miles and Stockbridge as counsel to the Special Committee. The primary purpose of the proposed merger is the potential cost savings and operating synergies that could be achieved through a combination with Vestin Realty Mortgage II, Inc. Any decision with respect to the proposed merger with Vestin Realty Mortgage II, Inc will be subject to the approval of the special committee and stockholders of Vestin Realty Mortgage II, Inc as well as the approval of our special committee and stockholders. There can be no assurance that the proposed merger will be consummated.

During February 2011, our manager modified a non-performing loan totaling approximately $3.7 million, of which our portion was approximately $1.5 million, which previously was fully reserved.  The loan is secured by a second deed of trust.  The modification reduced the interest rate from 12% to 4.5%, reduced the total principal balance of the loan by $2.4 million, and extended the maturity to September 2013.

During March 2011, a borrower’s plan of reorganization was confirmed.  Pursuant to the confirmed plan, a performing loan totaling approximately $0.8 million was modified to reduce the interest rate from 15% to 10% and extended the maturity date from April 2011 to December 2015.

SUPPLEMENTARY INFORMATION

Schedule I
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOAN ROLL FORWARD

Balance, December 31, 2008	$46,120,000

Additions during the period
New real estate loans and additions	3,683,000
Real estate loans bought	1,800,000
Deductions during the period
Collections of principal and reductions	(1,441,000)
Foreclosed loans (Real estate held for sale)	(11,682,000)
Real estate loans sold	(6,178,000)

Net Change in 2009	(13,818,000)

Balance, December 31, 2009	$32,302,000

Additions during the period
New real estate loans and additions	1,344,000
Real estate loans bought	2,000,000
Deductions during the period
Collections of principal and reductions	(7,997,000)
Foreclosed loans (Real estate and investment in equity method
investee held for sale	(10,087,000)
Real estate loans sold	(5,250,000)

Net Change in 2010	(19,990,000)

Balance, December 31, 2010	$12,312,000

Schedule II
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY TYPE OF PROPERTY

As of December 31, 2010:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	3%-15%	$12,053,000	$6,345,000	12/08-11/13	$8,157,000
Construction	8%	$165,000	$93,000	01/11	$--
Land	6%	$94,000	$94,000	05/11	$--
Total		$12,312,000	$6,532,000		$8,157,000

As of December 31, 2009:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	3%-15%	$31,091,000	$18,696,000	03/04-12/11	$20,487,000
Construction	3%-11%	$530,000	$369,000	04/09-01/11	$200,000
Land	6%-8%	$681,000	$681,000	05/10	$580,000
Total		$32,302,000	$19,746,000		$21,267,000

Schedule III
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY LIEN POSITION

As of December 31, 2010:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$5,816,000	6%-15%	$4,995,000	12/08-11/13	$4,435,000
2nd	$6,496,000	3%-15%	$1,537,000	04/09-12/11	$3,722,000
Total	$12,312,000		$6,532,000		$8,157,000

As of December 31, 2009:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$25,959,000	3%-15%	$18,027,000	03/04-01/11	$17,521,000
2nd	$6,343,000	3%-15%	$1,719,000	04/09-12/11	$3,746,000
Total	$32,302,000		$19,746,000		$21,267,000

Schedule IV
VESTIN REALTY MORTGAGE I, INC.
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2010:

Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	12.0%	12/05/08	Fixed Interest only, Balloon Payment $4,435,000	1st	$4,435,000	$3,685,000	$4,434,000
Commercial	3.0%	09/16/11	Fixed Interest only, Balloon Payment $742,000	2nd	$742,000	$--	$--
Commercial	8.0%	12/31/11	Fixed Interest only, Balloon Payment $936,000	2nd	$936,000	$787,000	$--
Commercial	15.0%	01/20/11	Fixed Interest only, Balloon Payment $750,000	2nd	$750,000	$750,000	$--
Commercial	15.0%	04/30/09	Fixed Interest only, Balloon Payment $1,200,000	2nd	$1,200,000	$--	$1,200,000
Commercial	12.0%	08/07/09	Fixed Interest only, Balloon Payment $1,523,000	2nd	$1,523,000	$--	$1,523,000
Commercial	15.0%	06/12/10	Fixed Interest only, Balloon Payment $1,000,000	2nd	$1,000,000	$--	$1,000,000
Commercial	10.0%	11/30/11	Fixed Interest only, Balloon Payment $1,000,000	1st	$1,000,000	$1,000,000	$--
Total					$11,586,000	$6,222,000	$8,157,000

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2010, we did not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

We did not design and implement adequate controls related to the accounting of foreclosure transactions, specifically in this instance, applying consolidation guidance to determine whether and how to consolidate another entity as it relates to investments held by us and VRM II.  This material weakness has resulted in the required restatement of previously issued financial statements for the quarter ended September 30, 2010.

Plan of Remediation

To remediate the aforementioned material weakness, we are implementing additional controls to help ensure that all accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management and our auditors.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, other than what was described above, there has been no such change during the fourth fiscal quarter of 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day-to-day basis by Vestin Mortgage, a privately held company who Vestin Group owns a significant majority.

Directors and Executive Officers

The following table sets forth the names, ages as of April 15, 2011 and positions of the individuals who serve as our directors and executive officers as of April 15, 2011:

Name	Age	Title

Michael V. Shustek	52	President, Chief Executive Officer and Director
Eric Bullinger (4)	40	Chief Financial Officer
Robert J. Aalberts(1)(2)(3)	59	Director
Daryl C. Idler, Jr.(1)(2)(3)	66	Director
Donovan Jacobs	54	Director
Kenneth A Seltzer (1)(2)(3)	58	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

(4)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2010, Strategix Solutions dedicated to us a total of three employees, including Eric Bullinger, who acts as our CFO.

The following table sets forth the names, ages as of April 15, 2011 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	52	President, Chief Executive Officer and Chairman
Eric Bullinger (1)	40	Chief Financial Officer
Michael J. Whiteaker	61	Vice President of Regulatory Affairs

(1)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2010, Strategix Solutions dedicated to us a total of three employees, including Eric Bullinger, who acts as our CFO.

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

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and CEO, Mr. Shustek is highly knowledgeable with regard to our business operations and loan portfolio.  In addition, his participation on the Board of Directors is essential to ensure efficient communication between the Board and management.  See Note M Legal Matters Involving The Manager in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal matters involving our manager and Mr. Shustek.

Eric Bullinger was appointed as our Chief Financial Officer (CFO) on January 21, 2011.  In addition, Mr. Bullinger was appointed as the Chief Financial Officer of Vestin Realty Mortgage II, Inc. (“VRM II”) and the equivalent of the Chief Financial Officer of Vestin Fund III, LLC. Mr. Bullinger’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Mr. Bullinger is a Certified Public Accountant and has worked for LL Bradford for approximately 11 years. Mr. Bullinger has overseen various audit engagements of public and private companies.  He received a Bachelor of Business Administration degree in Accounting from the University of Wyoming.

Michael J. Whiteaker has been Vice President of Regulatory Affairs since May 1999.  Mr. Whiteaker is experienced in the banking and finance regulatory fields, having served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada.  Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans.  From 1973 to 1982, Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.  Mr. Whiteaker has previously served on the Nevada Association of Mortgage Brokers, Legislative Committee and is a past member of the State of Nevada, Mortgage Advisory Council.  He currently is a director of the Private Lenders Group, an organization devoted to creating and maintaining the highest professional standards possible among licensed Nevada Mortgage brokers.

Independent Directors of Vestin Realty Mortgage I

As of April 15, 2011, the Board constituted the following committees:

The Board determined that Messrs. Aalberts, Idler, Jacob and Seltzer are “independent” pursuant to the independence standards for directors set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 and NASDAQ Rule 4200(a)(15).  The Board also determined that Mr. Seltzer meets the audit committee financial expert requirements of NASDAQ Marketplace Rule 4350(d)(2)(A).

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

CORPORATE GOVERNANCE

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of five directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Seltzer, and his term will expire at the 2013 annual meeting of stockholders;

•	The class II directors are Messrs. Jacobs and Aalberts, and their terms will expire at the 2011 annual meeting of stockholders; and

•	The class III directors are Messrs. Idler and Shustek, and their terms will expire at the 2012 annual meeting of stockholders.

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

During the year ended December 31, 2010, the Board held six meetings, the Audit Committee held four meetings, the Compensation Committee held one meeting and the Nominating Committee held no meetings.  During 2010, no director attended less than 75% of the aggregate number of meetings held by the Board, and each committee of which such director was a member, except for Mr. Jacobs, who attended four of the six Board meetings held in 2010.  Directors are encouraged to attend annual meetings of our stockholders.  At the last annual meeting of stockholders, all of the five then-current directors attended.  Our independent directors held one executive session during 2010.

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

As of April 15, 2011, the Board constituted the following committees:

Audit Committee
Kenneth A Seltzer (Chairman)
Robert J. Aalberts
Daryl C. Idler, Jr.

Compensation Committee
Robert J. Aalberts (Chairman)
Kenneth A. Seltzer
Daryl C. Idler, Jr.

Nominating Committee
Daryl C. Idler, Jr. (Chairman)
Kenneth A. Seltzer
Robert J. Aalberts

Special Committee
Kenneth A. Seltzer (Chairman)
Daryl C. Idler, Jr.
Donovan Jacobs

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Seltzer (chair), Mr. Aalberts and Mr. Idler, met in April 2011 in connection with the audit of our 2010 financial statements, and the audit committee members held a total of four meetings in fiscal 2010. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Nominating Committee – Our Nominating Committee’s was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2010, the Nominating Committee, consisting Mr. Aalberts, Mr. Seltzer and Mr. Idler, Jr (chair), held no meetings.  Our nominating committee currently consists of Mr. Aalberts, Mr. Seltzer and Mr. Idler, Jr (chair).

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

In evaluating candidates, the Nominating Committee will consider an individual’s business and professional experience, the potential contributions they could make to our Board and their familiarity with our business.  The Nominating Committee will consider candidates recommended by our directors, members of our management team and third parties.  The Nominating Committee will also consider candidates suggested by our stockholders.  We do not have a formal process established for this purpose.  Stockholders are encouraged to contact the Chair of the Nominating Committee if they wish the Committee to consider a proposed candidate.  Stockholders should submit the names of any candidates in writing, together with background information about the candidate, and send the materials to the attention of Mr. Idler at the following address: 8880 W. Sunset Road, Suite 200, Las Vegas, NV 89148.   Stockholders wishing to directly nominate candidates for election to the Board must provide timely notice in accordance with the requirements of our Bylaws, between the 150th and 120th days prior to the anniversary of the date of mailing of the notice for the preceding year’s annual meeting of stockholders.

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager, Vestin Mortgage; and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2010 the Compensation Committee, consisting of Mr. Idler, Mr. Seltzer and Mr. Aalberts (chair), held one meeting.  On April 13, 2011, the compensation committee met and reaffirmed the directors’ fees of $500 per meeting and the Manager’s fee.  Our compensation committee currently consists of Mr. Idler, Mr. Seltzer and Mr. Aalberts (chair).  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

Special Committee - The Board of Directors of the Company has appointed a special committee to enter into negotiations with Vestin Realty Mortgage II, Inc. regarding a proposed stock for stock merger; however, the stock for stock ratio has not yet been determined. The compensation payable to the special committee is $30,000, plus $750 per meeting to the chairman of the committee and $22,500, plus $750 per meeting to the remaining members.  In furtherance of the proposed merger, the Company has engaged Milestone Advisors, LLC as its financial advisor and Miles and Stockbridge as counsel to the special committee. The primary purpose of the proposed merger is the potential cost savings and operating synergies that could be achieved through a combination with Vestin Realty Mortgage II, Inc. Any decision with respect to the proposed merger with Vestin Realty Mortgage II, Inc will be subject to the approval of the special committee and stockholders of Vestin Realty Mortgage II, Inc as well as the approval of our special committee and stockholders. There can be no assurance that the proposed merger will be consummated.

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

Stockholders are encouraged to contact the Chair of the Nominating Committee if they wish the Committee to consider a proposed candidate.  Stockholders should submit the names of any candidates in writing, together with background information about the candidate, and send the materials to the attention of Mr. Daryl C. Idler, Jr at the following address: 8880 W. Sunset Road, Suite 200, Las Vegas, NV 89148.  Stockholders wishing to directly nominate candidates for election to the Board must provide timely notice in accordance with the requirements of our Bylaws, between the 150th and 120th days prior to the anniversary of the date of mailing of the notice for the preceding year’s annual meeting of stockholders.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees of our manager.  The Code of Business Conduct and Ethics may be found on our web site at http://www.vestinrealtymortgage1.com/VRT_About/GovernanceDocuments.aspx.

ITEM 11.	EXECUTIVE COMPENSATION

We do not pay any compensation to our executive officers.  We pay a management (acquisition and advisory) fee of up to 0.25% of the amounts raised by us and Fund I through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2010, we paid our manager $277,000 for its management services, which represented approximately 12% of the revenues received by our manager and its affiliates in 2010.

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

Shown below is certain information as of April 15, 2011, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 6,419,459 shares of our common stock as of April 15, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Vestin Realty Mortgage II, Inc. 8880 West Sunset Road, Suite 200 Las Vegas, NV 89148	Sole voting and investment power of 533,675 shares	8.31%

Michael V. Shustek 8880 West Sunset Road, Suite 200 Las Vegas, NV 89148	Sole voting and investment power of 306,041shares	4.77%

He Zhengxu 5220 Belsera Court Reno, NV 89519	Shared voting and investment power of 506,317 shares	7.89%

The following table sets forth the total number and percentage of our common stock beneficially owned as of April 15, 2011, by:

•	Each director;

•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 6,419,459 shares of our total outstanding common stock as of April 15, 2011.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	8880 W. Sunset Road, Suite 200, Las Vegas, NV 89148	306,041	4.77%
Robert J. Aalberts (2)	311 Vallarte Drive Henderson, NV 89014	440	**
Donovan Jacobs	1347 Tavern Rd. #18, PMB201 Alpine, CA 91901	--	--
Kenneth A Seltzer	17 Candlewyck Dr. Henderson, NV 89052	--	--
Daryl C. Idler, Jr.	110 West C ST. Suite 1901 San Diego, CA 92101	--	--
All directors and executive officers as a group (5 persons)		306,481	4.77%

**  Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is the Chairman, Managing Member and Chief Executive Officer of Vestin Mortgage and indirectly owns a significant majority of the capital stock of our manager through Vestin Group.  Mr. Shustek is the beneficial owner of 306,041shares of our common stock, representing approximately 4.77% of our outstanding common stock (based upon 6,419,459 shares of common stock outstanding at April 15, 2011).  Mr. Shustek directly owns 206,041 shares of our common stock (totaling 3.21%) and indirectly owns and has economic benefit of 100,000 shares of our common stock (totaling 1.56%) through his ownership of Vestin Mortgage.

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

Please refer to Note H – Related Party Transactions in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2009, Frazer Frost provided various audit, audit related and non-audit services to us as follows:

December 31, 2009
Audit Fees	$184,000
Audit Related Fees	$--
Tax Fees	$--
All Other Fees	$--

During the year ended December 31, 2010, JLK Partners, LLP (“JLK”) provided various audit, audit related and non-audit services to us as follows:

December 31, 2010
Audit Fees	$139,000
Audit Related Fees	$--
Tax Fees	$--
All Other Fees	$--

Our Audit Committee has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect JLK’s or Frazer Frost’s independence.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services.  All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee.  The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation.  All services performed by our independent auditors under engagements entered into from May 6, 2003 to April 1, 2006, were approved by the Audit Committee of Vestin Group, all services performed after April 1, 2006, were approved by our Audit Committee, pursuant to our pre-approval policy, and none was approved pursuant to the de minimis exception to the rules and regulations of the Securities Exchange Act of 1934, Section 10A(i)(1)(B), on pre-approval.

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

(a) 3.  Exhibits
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51964)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	April 15, 2011
Michael V. Shustek	(Principal Executive Officer)

/s/ Eric Bullinger	Chief Financial Officer	April 15, 2011
Eric Bullinger	(Principal Financial and Accounting Officer)

/s/ Donovan J. Jacobs	Director	April 15, 2011
Donovan J. Jacobs

/s/ Kenneth A. Seltzer	Director	April 15, 2011
Kenneth A. Seltzer

/s/ Robert J. Aalberts	Director	April 15, 2011
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	April 15, 2011
Daryl C. Idler, Jr.

Exhibit 31.1

CERTIFICATIONS

I, Michael V. Shustek, certify that:

1. I have reviewed this Form 10-K of Vestin Realty Mortgage I, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 15, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Exhibit 31.2

CERTIFICATIONS

I, Eric Bullinger, certify that:

1. I have reviewed this Form 10-K of Vestin Realty Mortgage I, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 15, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage I, Inc.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Michael V. Shustek, as Chief Executive Officer of Vestin Realty Mortgage I, Inc. (the “Registrant”), and Eric Bullinger, as Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Registrant’s Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: April 15, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: April 15, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage I, Inc.