Form 10-Q
period 2011-03-31
Vestin Realty Mortgage I, Inc.
filed 2011-05-16
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  [   ]    No   [X]

As of May 16, 2011, there were 6,419,459 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Cash	$6,819,000	$8,145,000
Investment in marketable securities - related party	351,000	326,000
Interest and other receivables, net of allowance of $166,000 at March 31, 2011 and $196,000 at December 31, 2010	511,000	673,000
Notes receivable, net of allowance of $945,000 at March 31, 2011 and December 31, 2010	--	--
Real estate held for sale	2,897,000	2,897,000
Investment in equity method investee held for sale	5,442,000	5,379,000
Investment in real estate loans, net of allowance for loan losses of $4,921,000 at March 31, 2011 and $5,780,000 at December 31, 2010	6,772,000	6,532,000
Other assets	57,000	98,000

Total assets	$22,849,000	$24,050,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$1,239,000	$1,500,000
Due to related parties	164,000	741,000
Note payable	256,000	277,000
Unearned revenue	1,000	2,000

Total liabilities	1,660,000	2,520,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 455,607 shares at March 31, 2011 and 455,607 shares at December 31, 2010	(941,000)	(941,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 shares issued and 6,419,459 outstanding at March 31, 2011 and 6,875,066 shares issued and 6,419,459 outstanding at December 31, 2010	1,000	1,000
Additional paid-in capital	62,262,000	62,262,000
Accumulated deficit	(40,151,000)	(39,785,000)
Accumulated other comprehensive income (loss)	18,000	(7,000)

Total stockholders' equity	21,189,000	21,530,000

Total liabilities and stockholders' equity	$22,849,000	$24,050,000

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	3/31/2011	3/31/2010

Revenues
Interest income from investment in real estate loans	$128,000	$322,000
Other income	2,000	54,000
Total revenues	130,000	376,000

Operating expenses
Management fees - related party	69,000	69,000
Provision for loan loss	127,000	--
Interest expense	8,000	--
Professional fees	175,000	416,000
Professional fees - related party	17,000	32,000
Other	130,000	123,000
Total operating expenses	526,000	640,000

Loss from operations	(396,000)	(264,000)

Non-operating income
Interest income from banking institutions	2,000	--
Income from equity method investee held for sale	109,000	--
Total non-operating income	111,000	--

Income (loss) from real estate held for sale
Net gain (loss) on sale of real estate held for sale	--	21,000
Expenses related to real estate held for sale	(56,000)	(54,000)
Expenses related to real estate held for sale – related party	(25,000)
Total loss from real estate held for sale	(81,000)	(33,000)

Loss before provision for income taxes	(366,000)	(297,000)

Provision for income taxes	--	--

NET LOSS	$(366,000)	$(297,000)

Basic and diluted loss per weighted average common share	$(0.06)	$(0.05)

Dividends declared per common share	$--	$--

Weighted average common shares outstanding	6,419,459	6,499,191

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total
Stockholders' Equity at December 31, 2010	455,607	$(941,000)	6,419,459	$1,000	$62,262,000	$(39,785,000)	$(7,000)	$21,530,000

Comprehensive Loss:

Net Loss						(366,000)		(366,000)

Unrealized Gain on Marketable Securities - Related Party							25,000	25,000

Comprehensive Loss								(341,000)

Stockholders' Equity at March 31, 2011 (Unaudited)	455,607	$(941,000)	6,419,459	$1,000	$62,262,000	$(40,151,000)	$18,000	$21,189,000

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	3/31/11	3/31/10

Cash flows from operating activities:
Net loss	$(366,000)	$(297,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	--	(2,000)
Gain on sale of real estate held for sale	--	(21,000)
Provision for loan loss	127,000	--
Amortized interest income	(1,000)	--
Income from equity method investee held for sale	(109,000)	--
Change in operating assets and liabilities:
Interest and other receivables	162,000	(60,000)
Due to/from related parties	(577,000)	(109,000)
Other assets	41,000	24,000
Accounts payable and accrued liabilities	(261,000)	70,000
Net cash used in operating activities	(984,000)	(395,000)

Cash flows from investing activities:
Investments in real estate loans	(490,000)	--
Proceeds from loan payoffs	123,000	32,000
Proceeds related to real estate held for sale	--	444,000
Distributions from investment in equity method investee held for sale	46,000	--
Net cash (used in) provided by investing activities	(321,000)	476,000

Cash flows from financing activities:
Principal payments on notes payable	(21,000)	(22,000)
Net cash used in financing activities	(21,000)	(22,000)

NET CHANGE IN CASH	(1,326,000)	59,000

Cash, beginning of period	8,145,000	1,543,000

Cash, end of period	$6,819,000	$1,602,000

Supplemental disclosures of cash flows information:
Interest paid	$8,000	$--

Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities - related party	$25,000	$(96,000)

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, who is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which Vestin Group owns a significant majority of, that continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, which includes Vestin Originations, the significan majority of which is owned by Michael V. Shustek, and Advant Mortgage, LLC (“Advant”), beneficially wholly owned by Michael V. Shustek, both licensed Nevada mortgage brokers.

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

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, Vestin TRS I, Inc. (“TRS I”).  All significant inter-company transactions and balances have been eliminated in consolidation.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that provides non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

On January 21, 2011, Eric Bullinger was appointed as our new CFO by the Board of Directors, pursuant to the terms of our agreement with Strategix Solutions, who was responsible for designating, subject to the approval of our Board of Directors, a new CFO for the Company.  From May 21, 2010, until January 21, 2011, our current CEO, Michael Shustek, acting as our interim CFO.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2010 annual report filed on Form 10-K.

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

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”) as defined by Accounting Standards Codification ("ASC") 310-40.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of March 31, 2011 and December 31, 2010.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended March 31, 2011 and 2010.

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

Treasury Stock

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time, and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2011, we had purchased 417,107 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling $0.9 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of March 31, 2011 and December 31, 2010, we had a total of 455,607 shares of treasury stock carried on our books at cost totaling $0.9 million.

Segments

We operate as one business segment.

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, and the accounts of our wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

We are organized and conduct our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP because differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful accounts, write-downs on REO, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements.  The net income tax provisions for the three months ended March 31, 2011 and 2010 were approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable.  The carrying value of these instruments approximates their fair values due to their short-term nature.  Marketable securities – related party and investment in real estate loans are further described in Note K – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2011 and December 31, 2010, we had approximately $0.3 million and $6.6 million, respectively, in excess of the federally-insured limits.

As of March 31, 2011, 38%, 35%, 5% and 15% of our loans were in Oregon, Nevada, California and Arizona, respectively, compared to 36%, 33%, 12% and 11%, at December 31, 2010, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2011, the aggregate amount of loans to our three largest borrowers represented approximately 57% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon, Arizona and Nevada, with first lien positions in Oregon and Nevada and a second lien position in Arizona.  The interest rates on these loans ranged from 10% to 15%, and had an aggregate outstanding balance due to us of approximately $6.6 million.  As of March 31, 2011, the loans in Oregon and Arizona were considered non-performing, see “Non-Performing Loans” in Note D – Investments in Real Estate Loans.  At December 31, 2010, the aggregate amount of loans to our three largest borrowers represented approximately 58% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon, Arizona and California with one at first lien position and two at second lien position, interest rates between 12% and 15%, and an aggregate outstanding balance of approximately $7.2 million.  As of December 31, 2010, all of our largest loans were considered non-performing, see “Non-Performing Loans in Note D –  Investments in Real Estate Loans.

We have a significant concentration of credit risk with our largest borrowers.  During the three months ended March 31, 2011, two of our performing loans totaling approximately $4.8 million, of which our portion was approximately $1.8 million, accounted for approximately 42% of our interest income.  During the year ended December 31, 2010, two of our performing loans totaling approximately $20.9 million, of which our portion was approximately $3.3 million, accounted for approximately 76% of our interest income.  During June 2010 and September 2010, these loans were paid in full.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of March 31, 2011 and December 31, 2010, two loans totaling approximately $2.2 million, representing approximately 18.8% and 17.9%, respectively, of our portfolio’s total value, had a common guarantor.  As of March  31, 2011 and December 31, 2010, both loans were fully reserved and both were non-performing loans.

As of March 31, 2011 and December 31, 2010, two loans totaling approximately $5.0 million and $6.0 million, respectively, representing approximately 42.5% and 48.4%, respectively, of our portfolio’s total value, had a common guarantor.  As of March 31, 2011 and December 31, 2010, we recognized an allowance for loan loss on these loans totaling $2.3 million for each period.  These loans are considered non-performing at March 31, 2011; however, as of May 16, 2011, one of the loans was considered performing following compliance with adjusted terms pursuant to a troubled debt restructuring.  For additional information regarding this troubled debt restructuring, see “Troubled Debt Restructuring” in Note D – Investments in Real Estate Loans.

As of March 31, 2011 and December 31, 2010, two and two loans totaling approximately $1.5 million and $1.1 million, respectively, representing approximately 12.7% and 9.1%, respectively, of our portfolio’s total value, had a common guarantor.  These loans are considered performing.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D –  Investments In Real Estate Loans .

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2011 and December 31, 2010, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2011 and December 31, 2010, we had one and no investments in real estate loans, respectively, that had interest reserves.

Loan Portfolio

As of March 31, 2011, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15%.  As a result, of troubled debt restructuring, the total interest on one performing loan is being fully accrued and is payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  In the interim, a settlement was reached with the unaffiliated lender wherein we, VRM II and VF III will receive approximately $2.7 million, of which our portion equals approximately $0.5 million.  On May 10, 2011, the funds were received.  For additional information regarding the consummation of this settlement, refer to Note R – Subsequent Events.

Investments in real estate loans as of March 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	11,433,000	10.56%	97.78%	88.74%
Construction	1	166,000	8.00%	1.42%	92.00%
Land	1	94,000	6.00%	0.80%	46.12%
Total	12	$11,693,000	11.15%	100.00%	88.20%

Investments in real estate loans as of December 31, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$12,053,000	11.39%	97.89%	91.00%
Construction	1	165,000	8.00%	1.35%	92.00%
Land	1	94,000	6.00%	0.76%	46.12%
Total	12	$12,312,000	11.30%	100.00%	90.37%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2011 and December 31, 2010, was 7.52% and 8.35%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2011 and December 31, 2010:

Loan Type	Number of Loans	March 31, 2011 Balance *	Portfolio Percentage	Number of Loans	December 31, 2010 Balance *	Portfolio Percentage

First deeds of trust	5	$6,183,000	52.88%	5	$5,816,000	47.24%
Second deeds of trust	7	5,510,000	47.12%	7	6,496,000	52.76%
Total	12	$11,693,000	100.00%	12	$12,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Non-performing and past due loans (a)	$7,170,000
April 2011 – June 2011 (b)	260,000
July 2011 – September 2011	742,000
October 2011 – December 2011	1,936,000
January 2012 – March 2012	490,000
April 2012 – June 2012	--
Thereafter	1,095,000

Total	$11,693,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2011.

(b)	Some of these loans have been or are in the process of being extended subsequent to May 16, 2011.

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011 Balance *	Portfolio Percentage	December 31, 2010 Balance *	Portfolio Percentage

Arizona	$1,690,000	14.45%	$1,323,000	10.74%
California	537,000	4.59%	1,523,000	12.37%
Nevada	4,096,000	35.03%	4,096,000	33.27%
Oregon	4,434,000	37.93%	4,434,000	36.02%
Texas	936,000	8.00%	936,000	7.60%
Total	$11,693,000	100.00%	$12,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2011 Balance	December 31, 2010 Balance
Balance per loan portfolio	$11,693,000	$12,312,000
Less:
Allowance for loan losses (a)	(4,921,000)	(5,780,000)
Balance per consolidated balance sheets	$6,772,000	$6,532,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2011, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.7 million, net of allowance for loan losses of approximately $3.5 million, which does not include the allowances of approximately $1.4 million relating to performing loans as of March 31, 2011.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At March 31, 2011, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at March 31, 2011	Allowance for Loan Losses	Net Balance at March 31, 2011
Commercial	4	$7,171,000	$(3,486,000)	$3,685,000
Total	4	$7,171,000	$(3,486,000)	$3,685,000

•           Commercial – As of March 31, 2011, four of our 10 commercial loans were considered non-performing.  The outstanding balance on the four non-performing loans was approximately $28.0 million, of which our portion is approximately $7.2 million.  As of March 31, 2011, these loans have been non-performing from 19 months to 34 months.  Our manager has commenced foreclosure proceedings on three of these loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of March 31, 2011, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $20.6 million, of which our portion is approximately $3.5 million.

At December 31, 2010, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Allowance for Loan Losses	Net Balance at December 31, 2011
Commercial	4	$8,157,000	$(4,472,000)	$3,685,000
Total	4	$8,157,000	$(4,472,000)	$3,685,000

•           Commercial – As of December 31, 2010, four of our 10 commercial loans were considered non-performing.  The outstanding balance on the four non-performing loans was approximately $28.0 million, of which our portion is approximately $8.2 million.  As of December 31, 2010, these loans have been non-performing from 16 months to 31 months.  Our manager has commenced foreclosure proceedings on three of these loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of December 31, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $23.0 million, of which our portion is approximately $4.5 million.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 51%.  The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	7,171,000	(3,486,000)	3,685,000
Subtotal non-performing loans	7,171,000	(3,486,000)	3,685,000

Performing loans – no related allowance	1,584,000	--	1,584,000
Performing loans – related allowance	2,938,000	(1,435,000)	1,503,000
Subtotal performing loans	4,522,000	(1,435,000)	3,087,000

Total	$11,693,000	$(4,921,000)	$6,772,000

	As of December 31, 2010
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	8,157,000	(4,472,000)	3,685,000
Subtotal non-performing loans	8,157,000	(4,472,000)	3,685,000

Performing loans – no related allowance	1,967,000	--	1,967,000
Performing loans – related allowance	2,188,000	(1,308,000)	880,000
Subtotal performing loans	4,155,000	(1,308,000)	2,847,000

Total	$12,312,000	$(5,780,000)	$6,532,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of March 31, 2011, we have provided a specific reserve allowance for four non-performing loans and five performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2011 and 2010 by loan type.

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation	Sales	Settlements	Transfers to REO	Balance at 3/31/11

Commercial	$5,708,000	$127,000--	$--	$(986,000)	$--	$4,849,000
Construction	72,000	--	--	--	--	72,000
Total	$5,780,000	$127,000--	$--	$(986,000)	$--	$4,921,000

Loan Type	Balance at 12/31/2009	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 3/31/10

Commercial	$12,395,000	$--	$--	$--	$--	$12,395,000
Construction	161,000	--	--	--	--	161,000
Total	$12,556,000	$--	$--	$--	$--	$12,556,000

•
Commercial – As of March 31, 2011, eight of our 10 commercial loans had a specific reserve allowance totaling approximately $26.3 million, of which our portion is approximately $4.8 million.  The outstanding balance on these eight loans was approximately $44.5 million, of which our portion was approximately $9.9 million.

•
Construction – As of March 31, 2011, our one construction loan had a specific reserve allowance totaling approximately $3.2 million, of which our portion was approximately $72,000.  The outstanding balance on this loan was approximately $7.2 million, of which our portion was approximately $0.2 million.

Troubled Debt Restructuring

As of March 31, 2011 and December 31, 2010 we had six and four loans, respectively, totaling approximately $4.1 million and $2.8 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of March 31, 2011 and December 31, 2010:

As of March 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	5	$3,965,000	3	$2,428,000	2	$1,537,000
Construction	1	165,000	1	165,000	--	--
Total	6	$4,130,000	4	$2,593,000	2	$1,537,000

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$2,679,000	2	$1,679,000	1	$1,000,000
Construction	1	165,000	1	165,000	--	--
Total	4	$2,844,000	3	$1,844,000	1	$1,000,000

•
Commercial – As of March 31, 2011 and December 31, 2010, we had 10 commercial loans; five and three of them, respectively, were modified pursuant to TDR.  As of March 31, 2011 and December 31, 2010, five and three, respectively, of the loans were secured by second deeds of trust, and three and two, respectively, of the four and three loans, respectively, were considered performing prior to their restructuring.  The three performing loans had their interest rates reduced.  One loan’s interest rate was reduced from 15% payable monthly to 8% accrued and payable at maturity, which was extended from April 30, 2010 to December 31, 2011.  As a result of this reduction in interest rate, we recorded an impairment of $150,000, as an allowance for loan loss, based on the reduction of the present value of future cash flows.  The second loan had its maturity date extended to September 16, 2011 and had its interest rate reduced from 10.5% to 3.0%.  This loan was considered performing prior to its restructuring.  The third loan had its maturity date extended to December 31, 2015 and had its interest rate reduced from 15% to 10%.  As a result of this reduction in interest rate, we recorded an impairment of $127,000, as an allowance for loan loss, based on the reduction of the present value of future cash flows.  As of May 16, 2011, the three performing loans continue to perform as required by the loan modification.  One of the non-performing loans had its maturity date extended from September 30, 2009 to December 17, 2009, and then extended again to March 17, 2010 and June 17, 2010, to postpone our foreclosure of the property to determine our exposure in relation to the first trust deed.  As of May 16, 2011, this loan remains non-performing.  The principal amount of the other non-performing loan was reduced by approximately $1.0 million as of January 1, 2011.  Interest only payments are due monthly until August 2011 at which point payments of interest and  principal will start.  While this loan was considered non-performing as of March 31, 2011, as of May 16, 2011 it is considered performing.

•
Construction – As of March 31, 2011 and December 31, 2010, we had one construction loan modified pursuant to TDR.  As of May 16, 2011, the loan continues to perform as required by the loan modifications.  For further information regarding allowance for loan losses, refer to Note I – Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Extensions

As of March 31, 2011, our manager had granted extensions on seven loans, totaling approximately $31.2 million, of which our portion was approximately $4.2 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Our manager extended one performing loan and one non-performing loan during the three months ended March 31, 2011 to postpone our foreclosure of the properties.  These loans are considered performing as of May 16, 2011.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2011 and December 31, 2010, we owned 225,134 shares of VRM II’s common stock, representing approximately 1.71% of their total outstanding common stock.  The closing price of VRM II’s common stock on March 31, 2011, was $1.56 per share, resulting in an unrealized gain for the three months ended March 31, 2011.

During the three months ended March 31, 2011, the trading price for VRM II’s common stock ranged from $1.40 to $1.74 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2011, we held six properties with a total carrying value of approximately $2.9 million, which were acquired through foreclosure and recorded as investments in real estate held for sale (“REO”).  As of March 31, 2011, one of the properties has been fully impaired, and we have stopped accruing taxes on that property.  Expenses incurred during the three months ended March 31, 2011 and 2010, related to our REO totaled approximately $81,000 and $33,000.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of REO during the three months ended March 31, 2011:

Description	Balance at 12/31/2010	Acquisitions Through Foreclosure	Write Downs	Additions / (Cash Reductions)	Seller Financed Loan	Net Cash Proceeds on Sales	Net Gain (Loss) on Sale of Real Estate	Balance at 03/31/2011

Land	$2,897,000	$--	$--	$--	$--	$--	$--	$2,897,000
Total	$2,897,000	$--	$--	$--	$--	$--	$--	$2,897,000

As of March 31, 2011, we held five REO properties, classified as Land, totaling approximately $2.9 million.  These properties were acquired between December 2006 and December 2010 and consist of commercial land and residential land.  During the three months ended March 31, 2011, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals, no write-downs were deemed necessary.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Commercial Land –As of March 31, 2011, we held two properties, classified as commercial land REO, located in Nevada totaling approximately $1.0 million. During the three months ended March 31, 2011, our manager continually evaluated the carrying value of our commercial land REO and based on its estimates and updated appraisals, no write-downs were deemed necessary.

•
Residential Land – As of March 31, 2011, we held three properties, classified as residential land REO, located in Arizona and California totaling approximately $1.9 million. During the three months ended March 31, 2011, our manager continually evaluated the carrying value of our residential land REO and based on its estimates and updated appraisals, no write-downs were deemed necessary.  As of March 31, 2011, one of the properties has been fully impaired and the accrual of property taxes has been discontinued.  The accrued and unaccrued property taxes due would only be satisfied through a sale to a buyer of the property or forfeiture of the property to the local county which is owed the property taxes.

NOTE G – INVESTMENTS IN EQUITY METHOD INVESTEE HELD FOR SALE

As discussed in Note N – Legal Matters Involving the Company, during July 2010, we, VRM II and Vestin Mortgage acquired through foreclosure the RightStar property, which includes 4 cemeteries and 8 mortuaries in Hawaii.  Subsequent to our foreclosure of this property, we and VRM II acquired our manager’s interest in this property for $500,000, of which our portion was $175,000.  Our manager recorded no gain or loss as a result of this transaction.   At the time of foreclosure, the RightStar assets of approximately $14.1 million, of which our portion was approximately $5.3 million, were moved into Hawaii Funeral Services, LLC (“HFS”) of which we hold an interest of approximately 38% and VRM II holds an interest of approximately 62%.

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

The Trusts are variable interest entities as defined in Accounting Standards Codification Topic 810-10.  In accordance with this guidance, HFS has determined that they are the primary beneficiary of these trusts, as they absorb a majority of the losses and returns associated with these trusts. They consolidate the Trust investments with a corresponding amount recorded as Trusts’ corpus.

The following represents the operating results of HFS for the three months ended March 31, 2011 and 2010:

	For the three months ended
	March 31, 2011	March 31, 2010
Net sales	$3,321,000	$--
Cost of goods sold	$492,000	$--
Gross profit	$2,829,000	$--
Net income	$286,000	$--
Net income attributable to us	$109,000	$--

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  The auction was not successful.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM II, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others. Should the recovery meet or exceed $9 million, all parties have agreed that no further litigation between the state of Hawaii and Vestin will be reinstituted related to the trust’s statutory minimum balances.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court for the First Circuit for the State of Hawaii confirmed the right of us, VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  On July 13, 2010, we and VRM II completed our foreclosure of these properties.

An alleged trust deficiency ranging from $24.4 million to $32.7 million was created prior to our acquiring the RightStar properties through foreclosure. Under state law, such deficiencies are generally required to be funded. However, due to the agreement with the state of Hawaii and certain actuarial information obtained from third parties, no accrual has been recorded as of March 31, 2011.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2011 and 2010 was $69,000 for each period.

As of March 31, 2011 and December 31, 2010, our manager owned 100,000 of our common shares, representing approximately 1.56% of our total outstanding common stock.

As of March 31, 2011 and December 31, 2010, we did not owe or have any receivables from our manager.

Transactions with Other Related Parties

As of March 31, 2011 and December 31, 2010, we owned 225,134 common shares of VRM II, representing approximately 1.71% of their total outstanding common stock.  For the three months ended March 31, 2011 and 2010, we recognized $0 in dividend income from VRM II based on the number of shares we held on the dividend record dates.

As of March 31, 2011 and December 31, 2010, VRM II owned 533,675 of our common shares, representing approximately 8.35% of our total outstanding common stock.  For the three months ended March 31, 2011 and 2010, we declared $0 in dividends payable to VRM II based on the number of shares VRM II held on the dividend record dates.

As of March 31, 2011, we owed VRM II approximately $0.2 million, primarily related to legal fees.  As of December 31, 2010, we owed VRM II $0.7 million, primarily related to legal fees.

As of March 31, 2011, we had receivables from Fund III of $6,000.  As of December 31, 2010, we had receivables from Fund III of $2,000.

During the three months ended March 31, 2011 and 2010, we incurred $41,000, and $32,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the acting Secretary of Vestin Group has an equity ownership interest.

During the three months ended March 31, 2011, SCORP, Inc., dba Diligent Consulting and Analysis, an entity wholly owned by Daniel B. Stubbs, the former Vice President of Vestin Group, received a consulting fee of approximately $40,000. Our pro-rata share of these fees totaled approximately $10,000.

NOTE I — NOTES RECEIVABLE

During December 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of March 31, 2011, we had received $20,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $117,000 was fully reserved as of March 31, 2011.

During December 2009, we and VRM II entered into a promissory note with the borrowers of a land loan, totaling approximately $6.1 million, of which our portion is approximately $0.5 million, as part of the sale of the land collateralizing the loan.  In addition, we and VRM II received a principal pay off of $2.0 million, of which our portion was approximately $0.2 million, on the land loan.  The remaining balance of approximately $1.2 million, of which our portion is approximately $0.1 million, was refinanced as a loan to the new owners of property.  The promissory note is for a 60-month period, with an interest rate of 6.0%, with the first monthly payment due on December 10, 2014.  Payments will be recognized as income when they are received.  The balance of approximately $0.5 million was fully reserved as of March 31, 2011.

As of November 30, 2010, we had five loans totaling approximately $19.0 million, of which our portion is approximately $1.1 million, before allowances totaling approximately $4.2 million, of which our portion is approximately $0.2 million, and were guaranteed by common guarantors. Pursuant to agreements entered into on March 16, 2009 and July 2, 2009, which modified these loans, three of these loans continued to be secured by real property and two became unsecured due to the permanent financing being obtained for less than the outstanding balance on the loans. On November 30, 2010, we entered into additional agreements to modify the terms related to these five loans in order to further enhance our investment. Pursuant to these additional agreements, we obtained an additional guarantor, interest in operating profits and any aggregate sales proceeds of $10.4 million less operating profits previously received related to these properties. The new guarantor is the managing member of the borrowing entities who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.  In the event the total proceeds from the operating profits and sales proceeds do not equal $10.4 million, each borrower will execute a promissory note to pay us the deficiency, which shall be guaranteed by the guarantors, including the new guarantor. In addition, we agreed to release our deeds of trust on two of the three loans secured by real estate totaling $9.0 million, of which our portion is $0.5 million.  As a result of releasing our deeds of trust we classified these loans as unsecured notes receivable for the same amount and recognized a full allowance on this balance.

NOTE J — NOTES PAYABLE

On December 3, 2010, we and VRM II mortgaged a mixed-use land held for sale property for $1.6 million, of which our portion was approximately $0.3 million.  The note has an interest rate of 9%, payable monthly and a maturity date of December 2, 2011.

NOTE K — FAIR VALUE

As of March 31, 2011, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of March 31, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/11	Carrying Value on Balance Sheet at 03/31/11
Assets
Investment in marketable securities - related party	$351,000	$--	$--	$351,000	$351,000
Investment in real estate loans	$--	$--	$7,102,000	$7,102,000	$6,772,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010	Carrying Value on Balance Sheet at 12/31/2010
Assets
Investment in marketable securities - related party	$326,000	$--	$--	$326,000	$326,000
Investment in real estate loans	$--	$--	$6,660,000	$6,660,000	$6,532,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to March 31, 2011.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2011 to March 31, 2011.
Investment in real estate loans

Balance on January 1, 2011	$6,660,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(127,000)
Purchase and additions of assets
New mortgage loans and mortgage loans bought	490,000
Reduction of allowance for loan losses relative to settlement of investment in real estate loan	986,000
Sales, pay downs and reduction of assets
Collections of principal and settlements of investment in real estate loans	(1,109,000)
Temporary change in estimated fair value based on future cash flows	202,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on March 31, 2011, net of temporary valuation adjustment	$7,102,000

Investment in real estate loans

Balance on January 1, 2010	$19,605,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(32,000)
Temporary change in estimated fair value based on future cash flows	18,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on March 31, 2010, net of temporary valuation adjustment	$19,591,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

NONE

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

The Manager and Fund III were defendants in a civil action filed by Birkeland Family, LLC III and Birkeland Family, LLC V (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs alleged as causes of action against the Manager and Fund III:  Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing regarding the sale of the office building commonly described as 8379 W. Sunset Road, Las Vegas, Nevada.  The action sought monetary, punitive and exemplary damages.  On January 18, 2011, summary judgment was granted in favor of Fund III, with the Court finding that Fund III was not part of the lease and, therefore, could not be held liable for damages.  The Manager is still involved in this civil action.  Fund III is attempting to recover legal fees associated with this matter.  Any fees not recovered will be reimbursed by the Manager.

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

NOTE N — LEGAL MATTERS INVOLVING THE COMPANY

In April 2006, the lenders of the loans made to RightStar, Inc. (“RightStar”) filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii.  The State of Hawaii responded by filing allegations against Vestin Mortgage and VRM II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to VRM II.

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

NOTE P — SUBSEQUENT EVENTS

On May 10, 2011, we received funds pursuant to the consummation of a settlement with an unaffiliated lender wherein we, VRM II and Fund III were allocated approximately $2.7 million, of which our portion equals approximately $2.0 million, for proceeds from the bankruptcy sale of assets involving the borrower of one of our non-performing commercial loans in California.

In April 2011, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.182%.  The agreement required a down payment of $56,000 and nine monthly payments of $19,000 beginning on May 27, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2011 and 2010.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2010.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of March 31, 2011, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.7 million, net of allowance for loan losses of approximately $3.5 million.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $12.0 million or 53% of our total assets as of March 31, 2011, as compared to approximately $12.0 million or 50% of our total assets as of December 31, 2010.  At March 31, 2011, non-performing assets consisted of approximately $2.9 million of real estate held for sale (“REO”), approximately $3.7 million of non-performing loans, net of allowance for loan losses, and investment in an equity method investee held for sale of approximately $5.4 million.  See Note F – Real Estate Held for Sale, Note D – Investments In Real Estate Loans, and Note G – Investments in Equity Method Investee Held for Sale  of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the current  level of our non-performing assets is a direct result of the deterioration of the economy and credit markets during the past several years.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy experienced a recovery in 2010, the commercial real estate markets in the areas where we make loans continued to suffer from depressed conditions.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

The adverse conditions in the commercial real estate markets coupled with our increase in non-performing assets has lead to the reduction of new loans funded by us and the reduction of investments in real estate loans.  During the three months ended March 31, 2011, we funded one loan totaling approximately $0.5 million.  No loans were funded during the three months ended March 31, 2010.

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

As of March 31, 2011, our loan-to-value ratio was 88.20%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio has been affected by declining real estate values, which have eroded the market value of our collateral.

As of March 31, 2011, we have provided a specific reserve allowance for four non-performing loans and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of March 31, 2011, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended March 31, 2011, to the three months ended March 31, 2010.

Total Revenues:  For the three months ended March 31, 2011, total revenues were $130,000 compared to $376,000 during the three months ended March 31, 2010, a decrease of $246,000 or 65%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased from $322,000 during the three months ended March 31, 2010, to $128,000 during the three months ended March 31, 2011.  This decrease in interest income is mainly due to the decrease in our portfolio of performing real estate loans, which declined from 10 loans totaling approximately $11.0 million as of March 31, 2010, to eight loans totaling approximately $4.5 million as of March 31, 2011.  Our revenue is dependent upon the balance of our performing loans and the interest earned on these loans.  In addition, the weighted average interest rate on our performing loans has decreased from 12.63% as of March 31, 2010 to 7.52% as of March 31, 2011.  This decline is a result of current market conditions in the lending industry, the level of non-performing assets in our portfolio and the reduction of interest rates on outstanding loans through TDR.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:  For the three months ended March 31, 2011, total operating expenses were $0.5 million compared to approximately $0.6 million during the three months ended March 31, 2010, a decrease of approximately $0.1 million or 16%.  Expenses were primarily affected by the following factors:

•
Professional fees decreased approximately $0.2 million, from approximately $0.4 million during the three months ended March 31, 2010, to approximately $0.2 million during the same period in 2011.  See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-Operating Income:  For the three months ended March 31, 2011, total non-operating income was approximately $111,000, compared to none during the three months ended March 31, 2010.  Total non-operating income was primarily affected by the following factors:

•
During the three months ended March 31, 2011, we earned $2,000 in interest income from banking institutions. There were no such earnings during the same period in 2010.  In addition, we earned $109,000 in income from our investment in equity method investee held for sale.  We did not have this investment during the same period in 2010.

Total Loss from Real Estate Held for Sale:  For the three months ended March 31, 2011, total losses from REO were $81,000 compared to approximately $33,000 during the three months ended March 31, 2010, an increase of approximately $48,000 or 145%.  The increase is mainly due to increased operating expenses on REO during the three months ended March 31, 2011, compared to operating expenses during the three months ended March 31, 2010.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the three months ended March 31, 2011, we did not declare any cash dividends.

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

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the three months ended March 31, 2011:

For the Three Months Ended
March 31, 2011
Net loss, as reported	$(366,000)
Add (deduct):
Provision for loan losses	127,000
Settlement of loan pursuant to troubled debt restructuring which was previously fully reserved	(986,000)
Total estimated taxable loss	(1,225,000)
Add : Estimated taxable loss attributable to TRS I, Inc.	--

Estimated REIT taxable loss	$(1,225,000)

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

During the three months ended March 31, 2011, net cash flows used in operating activities approximated $1.0 million.  Operating cash flows were adversely impacted by the decrease in interest income of approximately $0.2 million. Cash flows related to investing activities consisted of cash provided by loan payoffs of approximately $0.1 million and distributions from our investment in equity method investee held for sale of $46,000 and cash used for purchases of investments in real estate loans of approximately $0.5 million.  Cash flows from financing activities consisted of cash used in payment of notes payable of $21,000.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  In the interim, a settlement was reached with the unaffiliated lender wherein we,
VRM II and VF III will receive approximately $2.7 million, of which our portion equals approximately $0.5 million and recorded in interest and other receivables at March 31, 2011.  On May 10, 2011, the funds were received.  For additional information regarding the consummation of this settlement, refer to Note P – Subsequent Events.

At March 31, 2011, we had approximately $6.8 million in cash, and approximately $22.9 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of REO and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

We are considering various options to enhance the Company’s capital resources.  We have, and may continue to, raise funds through the issuance of promissory notes secured by certain of our real estate owned properties.  However, we do not currently have any arrangements in place to increase our capital resources.

The Board of Directors of the Company has appointed a special committee to enter into negotiations with VRM II regarding a proposed stock for stock merger; however, the stock for stock ratio has not yet been determined.  The compensation that is being paid to the special committee is $17,500, plus $500 per meeting.  In furtherance of the proposed merger, the Company has engaged Milestone Advisors, LLC as its financial advisor and Miles and Stockbridge as counsel to the special committee.  The primary purpose of the proposed merger is the potential cost savings and operating synergies that could be achieved through a combination with VRM II. Any decision with respect to the proposed merger with VRM II will be subject to the approval of the special committee and stockholders of VRM II, as well as the approval of our special committee and stockholders.  There can be no assurance that the proposed merger will be consummated.

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2011, we had purchased 417,107 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling $0.9 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of March 31, 2011 and December 31, 2010, we had a total of 455,607 shares as treasury stock carried on our books at cost totaling $0.9 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 16, 2011, we have met our 3% reserve requirement.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 0% to 15%, as a result of troubled debt restructuring whereby, the total interest on one performing loan is being fully accrued and payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.  As of March 31, 2011 and December 31, 2010, we had investments in 12 real estate loans with a balance of approximately $11.7 million and $12.3 million, respectively.

As of March 31, 2011, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.7 million, net of allowance for loan losses of approximately $3.5 million, which does not include the allowances of approximately $1.4 million relating to the decrease in the property value for performing loans as of March 31, 2011.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2011, we have provided a specific reserve related to four non-performing loans and five performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager, totaling approximately $4.9 million.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of May 16, 2011, we believe any continuing declines in real estate values will adversely affect the value of the collateral securing our real estate loans as well as the market value of our REO.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, real estate held for sale, and investment in an equity method investee held for sale totaling approximately $3.7 million, $2.9 million, and $5.4 million, respectively, as of March 31, 2011, compared to approximately $3.7 million, $2.9 million, and $5.4, respectively, as of December 31, 2010.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the three months ended March 31, 2011, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Real Estate Held for Sale

At March 31, 2011, we held five properties with a total carrying value of approximately $2.9 million, which were acquired through foreclosure and recorded as investments in REO.  Our investments in REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  For additional information on our investments in REO, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

At March 31, 2011, we had one contractual obligation, see Note J – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note H – Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2011, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$215,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,075,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$2,151,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(215,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,075,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(2,151,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2011, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$117,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$585,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,169,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(117,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(585,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,169,000)

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

None

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (Sec. 229.305(e)), the Company is not required to provide the information required by this Item because it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of March 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On January 21, 2011, the Board of Directors appointed Eric Bullinger as our Chief Financial Officer.  Mr. Bullinger also serves as the Chief Financial Officer of VRM II. and as the equivalent of the Chief Financial Officer of Fund III. We, VRM II and Fund III are referred to collectively hereafter as the “Vestin Entities”. Mr. Bullinger’s services are furnished to us by Strategix Solutions.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note M – Legal Matters Involving the Manager and Note N – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

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

As of March 31, 2011, our non-performing assets were approximately $12.0 million, representing approximately 57% and 53% of our stockholders’ equity and total assets, respectively.  Non-performing assets included approximately $3.7 million in non-performing loans, net of allowance for non-performing loan losses of approximately $3.5 million, approximately $2.9 million of real estate held for sale and investment in an equity method investee held for sale of approximately $5.4 million.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of March 31, 2011 and December 31, 2010, we had approximately $4.9 million and $5.8 million, respectively, in allowances for loan losses, resulting in net weighted average loan-to-value ratios of 88.20% and 90.37%, respectively.  Not including allowance for loan losses, our weighted average loan-to-value ratio, as of March 31, 2011 and December 31, 2010, was 130.34%, and 123.67%, respectively, primarily as a result of declines in real estate values that have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the dividends we pay to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

The recent recession and constraints in the credit markets are adversely affecting our operating results and financial condition.

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

In addition, the recession slowed economic activity, resulting in a decline in new lending.  During the year ended December 31, 2010, we funded two loans in an aggregate amount of approximately $1.3 million as compared to five loans aggregating $4.7 million in 2009.  One loan for approximately $0.5 million was funded during the three months ended March 31, 2011.  Continuation of depressed conditions in the principal markets we serve may result in our continuing to fund fewer loans, thereby reducing our opportunities to generate interest income.

We have suspended payment of dividends and we cannot predict if and when dividends will be reinstated.

We have not paid any dividends since June 2008 and we do not anticipate paying dividends in the foreseeable future.  Dividends were suspended as a result of our operating losses.  For the years ended December 31, 2010 and 2009, our net losses were approximately $3.5 million and $12.5 million, respectively.  We expect that the current economic conditions will make it difficult for us to attain profitability in the near to mid-term.  We are obligated to distribute not less than 90% or our REIT taxable income.  However, at this time, we cannot predict when or if we will generate taxable income and dividends will be reinstated.  For the three months ended March 31, 2011, our net losses were approximately $0.3 million.

Our loan portfolio is concentrated in real estate markets that have not recovered from the recent recession.  Lack of geographical diversification increases our vulnerability to market downturns in the Western states.

As of March 31, 2011, approximately 92% of our loans were in Nevada, Arizona, California and Oregon.  Commercial real estate markets in each of these states suffered significantly during the recent recession, with declining real estate values and high rates of default on real estate loans.  Commercial real estate markets in Nevada, Arizona, California and Oregon have not recovered from the recession.  We also have a loan in Texas.  Our loan concentration in these Western states has increased our vulnerability to the troubled real estate markets in such states.  Real estate markets vary greatly from location to location and our manager has limited experience outside of the Western and Southwestern United States.  Any effort to expand into new geographical regions could be complicated by our manager’s lack of experience in such regions.

An increased percentage of our loan portfolio consists of second deeds of trust which generally entail a higher degree of risk than first deeds of trust.

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans that we will not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  If we are unable to collect the amounts secured by second deeds of trust, our operating results will suffer and we will have less funds available to distribute to shareholders.  As of March 31, 2011, approximately 47% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust has increased primarily due to a decline in loans secured by first deeds of trust through sales, foreclosures and modifications.  As of March 31, 2011, three of our seven loans secured by second deeds of trust were considered non-performing.  These non-performing loans totaled approximately $22.0 million, of which our portion is approximately $2.7 million.  In addition, our seven second position loans had an allowance for loan loss of approximately $25.3 million, of which our portion is approximately $4.1 million.

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

On January 21, 2011, the Board of Directors of the Company announced that it has appointed a Special Committee consisting of Donovan Jacobs (chairman), Ken Seltzer and Daryl Idler to enter into negotiations with VRM II regarding a proposed stock for stock merger.  In furtherance of the proposed merger, the Company has engaged Milestone Advisors, LLC as its financial advisor and Miles and Stockbridge as counsel to the Special Committee. The primary purpose of the proposed merger is the potential cost savings and operating synergies that could be achieved through a combination with VRM II. Any decision with respect to the proposed merger with VRM II will be subject to the approval of the special committee and stockholders of VRM II as well as the approval of our special committee and stockholders. There can be no assurance that the proposed merger will be consummated.

RISK OF OWNERSHIP OF OUR COMMON STOCK

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

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our manager deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2011, we had purchased 417,107 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling $0.9 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of March 31, 2011 and December 31, 2010, we had a total of 455,607 shares of treasury stock carried on our books at cost totaling $0.9 million.

The following is a summary of our stock purchases during the three months ended March 31, 2011, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
January 1 – January 31, 2011	--	$--	--	$4,116,471
February 1 – February 28, 2011	--	--	--	4,116.471
March 1 – March 31, 2011	--	--	--	4,116,471

Total	--	$--	--	$4,116,471

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51964)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 16, 2011

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	May 16, 2011

Exhibit 31.1

CERTIFICATIONS

I, Michael V. Shustek, certify that:

1. I have reviewed this Form 10-Q of Vestin Realty Mortgage I, Inc.;

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

Date: May 16, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Exhibit 31.2

CERTIFICATIONS

I, Eric Bullinger, certify that:

1. I have reviewed this Form 10-Q of Vestin Realty Mortgage I, Inc.;

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

Date: May 16, 2011

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

(1)
The Registrant’s Report on Form 10-Q for the three ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 16, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: May 16, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage I, Inc.