Form 10-Q/A
period 2010-09-30
Vestin Realty Mortgage I, Inc.
filed 2011-08-04
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-Q/A, Amendment No. 1 (“Form 10-Q/A”) is to amend our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, of Vestin Realty Mortgage I, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission on November 10, 2010 (the “Form 10-Q”).  This amendment is being filed for the purpose of restating certain amounts in Item 1, Consolidated Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4, Controls and Procedures, as well as for currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company’s principal executive officer and principal financial officer are attached to their Amended Filing as Exhibits 31.1, 31.2 and 32.

1.	Background of the Restatement

The Company’s 2010 consolidated financial statements included in the Original Form 10-Q were prepared reflecting the assets acquired through the July 2010 foreclosure of the RightStar International loans (the “Foreclosure”) as real estate held for sale (“REO”). However, through the Foreclosure, the Company acquired both real property and the existing mortuary and funeral business of RightStar. At the time of the Foreclosure, the RightStar assets were moved into Hawaii Funeral Services, LLC (“HFS”) and business continued under that name, with the Company, in combination with Vestin Realty Mortgage II, Inc., obtaining a 100% interest in HFS. The acquisition of HFS, an operating business, should have been recorded as an investment in equity method investee held for sale.  This Form 10Q/A reflects the correction by reclassifying the investment from REO to investment in equity method investee held for sale.

The restatement and its impact on the Company’s consolidated financial statements are more fully described in Note P to the Notes to the Consolidated Financial Statements.  In addition, Note G has been added to describe the accounting of the Foreclosure, as well as the other accounting considerations related to HFS.

2.	Internal Control Considerations

Management has determined that, as a result of the failure to properly account for the acquisition of the RightStar assets through foreclosure, there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part I – Item 4T of the Amended Filing.

Except for the items noted above, no other material changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited) (Restated)
Assets
Cash	$6,584,000	$1,543,000
Investment in marketable securities - related party	333,000	486,000
Interest and other receivables, net of allowance of $21,000 at September 30, 2010 and $5,000 at December 31, 2009	516,000	546,000
Notes receivable, net of allowance of $695,000 at September 30, 2010 and $1,174,000 at December 31, 2009	--	--
Real estate held for sale	2,657,000	3,879,000
Investment in equity method investee held for sale	5,267,000	--
Investment in real estate loans, net of allowance for loan losses of $5,476,000 at September 30, 2010 and $12,556,000 at December 31, 2009	8,654,000	19,746,000
Other assets	166,000	75,000

Total assets	$24,177,000	$26,275,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$1,411,000	$1,244,000
Due to related parties	108,000	280,000
Note payable	84,000	22,000
Unearned revenue	4,000	--

Total liabilities	1,607,000	1,546,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 431,203 shares at September 30, 2010 and 375,875 shares at December 31, 2009	(913,000)	(850,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 shares issued and 6,443,863 outstanding at September 30, 2010 and 6,875,066 shares issued and 6,499,191 outstanding at December 31, 2009	1,000	1,000
Additional paid-in capital	62,262,000	62,262,000
Accumulated deficit	(38,780,000)	(36,294,000)
Accumulated other comprehensive loss	--	(390,000)

Total stockholders' equity	22,570,000	24,729,000

Total liabilities and stockholders' equity	$24,177,000	$26,275,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
	(Restated)		(Restated)
Revenues
Interest income from investment in real estate loans	$207,000	$314,000	$834,000	$1,080,000
Recovery of allowance for doubtful notes receivable	--	--	10,000	10,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	--	63,000
Other income	1,000	6,000	57,000	12,000
Total revenues	208,000	320,000	901,000	1,165,000

Operating expenses
Management fees - related party	69,000	69,000	207,000	207,000
Provision for loan loss	--	2,172,000	234,000	4,251,000
Interest expense	2,000	2,000	4,000	8,000
Professional fees	478,000	683,000	1,003,000	1,692,000
Professional fees - related party	18,000	29,000	75,000	73,000
Loan fees	--	--	--	26,000
Other	161,000	90,000	413,000	309,000
Total operating expenses	728,000	3,045,000	1,936,000	6,566,000

Loss from operations	(520,000)	(2,725,000)	(1,035,000)	(5,401,000)

Non-operating income (loss)
Interest income from banking institutions	--	--	--	1,000
Loss from equity method investee held for sale	(52,000)	--	(52,000)	--
Impairment of marketable securities - related party	(543,000)	--	(543,000)	--
Settlement expense	(343,000)	--	(343,000)	(107,000)
Total non-operating loss	(938,000)	--	(938,000)	(106,000)

Income (loss) from real estate held for sale
Revenue related to real estate held for sale	--	--	--	11,000
Net gain (loss) on sale of real estate held for sale	(12,000)	2,000	12,000	(76,000)
Expenses related to real estate held for sale	(76,000)	(68,000)	(179,000)	(161,000)
Write-downs on real estate held for sale	--	(1,859,000)	(346,000)	(3,657,000)
Total loss from real estate held for sale	(88,000)	(1,925,000)	(513,000)	(3,883,000)

Loss before provision for income taxes	(1,546,000)	(4,650,000)	(2,486,000)	(9,390,000)

Provision for income taxes	--	--	--	--

NET LOSS	$(1,546,000)	$(4,650,000)	$(2,486,000)	$(9,390,000)

Basic and diluted loss per weighted average common share	$(0.24)	$(0.71)	$(0.38)	$(1.43)

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	6,471,912	6,561,319	6,488,671	6,585,818

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at December 31, 2009	375,875	$(850,000)	6,499,191	$1,000	$62,262,000	$(36,294,000)	$(390,000)	$24,729,000

Comprehensive Loss:

Net Loss						(2,486,000)		(2,486,000)

Recognition of Unrealized Loss on Marketable Securities – Related Party							543,000	543,000

Unrealized Loss on Marketable Securities - Related Party							(153,000)	(153,000)

Comprehensive Loss								(2,154,000)

Purchase of Treasury Stock	55,328	(63,000)	(55,328)	--				(63,000)

Stockholders' Equity at September 30, 2010 (Unaudited) (Restated)	431,203	$(913,000)	6,443,863	$1,000	$62,262,000	$(38,780,000)	$--	$22,570,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	9/30/2010	9/30/2009
	(Restated)
Cash flows from operating activities:
Net loss	$(2,486,000)	$(9,390,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	(4,000)	--
Write down on real estate held for sale	346,000	3,657,000
Gain on sale of real estate held for sale	(23,000)	(21,000)
Loss on sale of real estate held for sale	11,000	97,000
Recovery of allowance for doubtful notes receivable included in other income	(10,000)	(10,000)
Provision for loan loss	234,000	4,251,000
Impairment of marketable securities - related party	543,000	--
Prepaid interest income - unearned revenue	6,000	--
Amortized interest income	(2,000)	--
Loss from equity method investee held for sale	52,000	--
Change in operating assets and liabilities:
Interest and other receivables	25,000	(12,000)
Due to/from related parties	(172,000)	105,000
Other assets	95,000	116,000
Accounts payable and accrued liabilities	167,000	61,000
Net cash used in operating activities	(1,218,000)	(1,146,000)

Cash flows from investing activities:
Investments in real estate loans	--	(2,947,000)
Purchase of investments in real estate loans from:
VRM II	(2,000,000)	(1,000,000)
Proceeds from loan payoffs	7,665,000	780,000
Sale of investments in real estate loans to:
Third parties	--	633,000
Proceeds related to real estate held for sale	946,000	1,237,000
Purchase of real estate held for sale – related party	(175,000)	--
Proceeds from note receivable	10,000	10,000
Net cash provided by (used in) investing activities	6,446,000	(1,287,000)

Cash flows from financing activities:
Principal payments on notes payable	(124,000)	(169,000)
Proceeds from issuance of notes payable	--	45,000
Purchase of treasury stock at cost	(63,000)	(194,000)
Net cash used in financing activities	(187,000)	(318,000)

NET CHANGE IN CASH	5,041,000	(2,751,000)

Cash, beginning of period	1,543,000	3,546,000

Cash, end of period	$6,584,000	$795,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For The Nine Months Ended
	9/30/2010	9/30/2009
	(Restatetd)

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q/A should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our consolidated financial statements.  The net income tax provision for the nine months ended September 30, 2010 and 2009 was approximately zero.

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

•
Commercial – On July 13, 2010 we, VRM II and Vestin Mortgage completed our foreclosure of the non-performing RightStar loans and classified the property as assets held for sale with a net book value of approximately $14.1 million of which our portion, classified as investment in equity method investee, was approximately $5.1 million.  As of September 30, 2010, four of our nine commercial loans were considered non-performing.  The outstanding balance on the four non-performing loans was approximately $28.0 million, of which our portion was approximately $8.2 million.  As of September 30, 2010, these loans have been non-performing from 13 months to 28 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.  As of September 30, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $23.0 million, of which our portion is approximately $4.5 million.  In addition, three of our four non-performing commercial loans totaling approximately $3.7 million have been fully impaired and are secured by second deeds of trust.  As of November 10, 2010, these loan balances have not been charged off.

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

Loan Type	Balance at 12/31/2009	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers	Balance at 9/30/2010

Commercial	$12,395,000	$150,000	$(2,494,000)	$--	$(4,678,000)	$5,373,000
Construction	161,000	84,000	--	--	(142,000)	103,000
Land	--	--	--	--	--	--
Total	$12,556,000	$234,000	$(2,494,000)	$--	$(4,820,000)	$5,476,000

Loan Type	Balance at 12/31/2008	Specific Reserve Allocation *	Sales	Loan Pay Downs		Transfers to REO	Balance at 9/30/2009

Commercial	$11,989,000	$3,871,000	$(1,237,000)	$		$(1,867,000)	$12,756,000
Construction	269,000	150,000	--		(144,000)	(135,000)	140,000
Land	4,133,000	337,000	(1,667,000)			(2,156,000)	647,000
Total	$16,391,000	$4,358,000	$(2,904,000)		$(144,000)	$(4,158,000)	$13,543,000

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

•
Commercial – As of September 30, 2010 and December 31, 2009, we had nine and 14 commercial loans, respectively, four and three of them, respectively, were modified pursuant to TDR.  As of September 30, 2010 and December 31, 2009, three of the loans were secured by second deeds of trust and two of the three loans were considered performing prior to their restructuring.  The two performing loans had their interest rates reduced.  One loan’s interest rate was reduced from 15% payable monthly to 8% accrued and payable at maturity, which was extended from April 30, 2010 to December 31, 2011.  As a result of this reduction in interest rate, we recorded an impairment of $150,000, as an allowance for loan loss, based on the reduction of the present value of future cash flows.  The other loan’s interest rate was reduced from 10.5% payable monthly to 8% of which 3% is payable monthly and 5% is accrued and payable at maturity.  During September 2010, a fourth loan had its maturity date extended to September 16, 2011 and had its interest rate reduced from 10.5% to 3.0%.  This loan was considered performing prior to its restructuring.  As of November 10, 2010, the three performing loans continue to perform as required by the loan modification.  The remaining non-performing loan had its maturity date extended from September 30, 2009 to December 17, 2009, and then extended again to March 17, 2010 and June 12, 2010, to postpone our foreclosure of the property to determine our exposure in relation to the first trust deed.  As of November 10, 2010, this loan remains non-performing.

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

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2010, we held five properties with a total carrying value of approximately $2.7 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the nine months ended September 30, 2010, related to our REO totaled $179,000 and write-downs on our REOs totaled $346,000.  Our REO properties are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  Set forth below is a roll-forward of REO during the nine months ended September 30, 2010:

Description	Balance at 12/31/2009	Acquisitions Through Foreclosure	Write Downs	Additions / (Cash Reductions)	Seller Financed Loan	Net Cash Proceeds on Sales	Net Gain (Loss) on Sale of Real Estate	Balance at 09/30/2010

Land	$3,460,000	$--	$(346,000)	$(2,000)	$--	$(455,000)	$--	$2,657,000

Residential Building(s)	419,000	58,000	--	--	--	(489,000)	12,000	--

Total	$3,879,000	$58,000	$(346,000)	$(2,000)	$--	$(944,000)	$12,000	$2,657,000

Land

As of September 30, 2010, we held five REO properties classified as Land, totaling approximately $2.7 million.  These properties were acquired between December 2006 and December 2009 and consist of commercial land and residential land.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down $346,000.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Commercial Land – On April 27, 2010, we, VRM II and Fund III, sold our commercial land REO property located in Texas to an unrelated third party for approximately $0.6 million, of which our portion was approximately $0.2 million.  No gain or loss was associated with this transaction.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of our commercial land REO and based on its estimates and updated appraisals of these properties, one was written down $294,000.  As of September 30, 2010, we held one property classified as commercial land REO, located in Nevada, totaling approximately $0.5 million.

•
Residential Land – On January 15, 2010, we, VRM II and Fund III, sold our residential land REO property located in Nevada to an unrelated third party for its approximate book value of $1.3  million,  of which our portion was approximately $0.3 million.  No gain or loss was associated with this property.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of our residential land REO and based on its estimates and updated appraisals of these properties, two of them were written down a total of $52,000.  As of September 30, 2010, we held four properties, classified as residential land REO, located in California and Arizona totaling approximately $2.2 million.

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

•
Residential Apartment/Condo – On April 23, 2010, we, VRM II and Fund III sold the remaining unit on one REO property located in Nevada to an unrelated third party for its approximate book value of $81,000, of which our portion was less than $1,000.  There was approximately no gain or loss associated with this transaction.  On August 25, 2010, we, VRM II and Fund III sold a REO property located in Nevada to an unrelated third party for approximately $1.3 million, of which our portion was $0.2 million.  This transaction resulted in a net loss for us of $9,000.  On August 5, 2010, we and VRM II completed our foreclosure of a property secured by a non-performing construction loan in Nevada and classified it as residential apartment/condo REO totaling approximately $1.7 million, of which our portion was $58,000, net of prior allowance for loan loss.  During September 2010, we and VRM II sold this property to an unrelated third party for approximately $1.6 million, of which our portion was $54,000.  This transaction resulted in a net loss for us of $3,000.  As of September 30, 2010, we had no residential apartment/condo properties.

NOTE G – INVESTMENTS IN EQUITY METHOD INVESTEE HELD FOR SALE

As discussed in Note N – Legal Matters Involving the Company, during July 2010, we VRM II and Vestin Mortgage acquired through foreclosure the RightStar property, which includes 4 cemeteries and 8 mortuaries in Hawaii.  Subsequent to our foreclosure of this property, we and VRM II acquired our manager’s interest in this property for $500,000, of which our portion was $175,000.  Our manager recorded no gain or loss as a result of this transaction.   At the time of foreclosure, the RightStar assets were moved into Hawaii Funeral Services, LLC (“HFS”) of which we hold approximately 38% interest and VRM II holds approximately 62% interest.

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

The consolidated financial statements of HFS also include the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts (“Trusts”) in which they have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation with HFS.

The Trusts are variable interest entities as defined in Accounting Standard Codification Topic 810-10. In accordance with this guidance, HFS has determined that they are the primary beneficiary of these trusts, as they absorb a majority of the losses and returns associated with these trusts. They consolidate the Trust investments with a corresponding amount recorded as Care trusts’ corpus.

The following represents the operating results of HFS for the three months ended September 30, 2010:

For the Three Months Ended September 30, 2010
Net sales	$2,318,000
Cost of goods sold	$471,000
Gross profit	$1,847,000
Net loss	$(163,000)
Net loss attributable to us	$(52,000)

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  The auction was not successful.  On June 12, 2007, the court approved the resolution agreement, which provided that the proceeds of the foreclosure sale would be allocated in part to VRM II, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others. Should the recovery meet or exceed $9 million, all parties have agreed that no further litigation between the state of Hawaii and Vestin will be reinstituted related to the trust’s statutory minimum balances. The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of us, VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  On July 13, 2010 we and VRM II completed our foreclosure of the properties.

An alleged trust deficiency ranging from $24.4 million to $32.7 million may have existed prior to our acquiring the RightStar properties through foreclosure. Under state law, such deficiencies are generally required to be funded. However, due to the agreement with the state of Hawaii and certain actuarial information obtained from third parties, no accrual has been recorded as of September 30, 2010.

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

NOTE K — FAIR VALUE

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

Investment in real estate loans

Balance on December 31, 2009	$19,605,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(234,000)
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	142,000
Transfer of allowance on real estate loan to investment in equity method investee – held for sale	4,678,000
New mortgage loans and mortgage loans bought	2,000,000
Sales, pay downs and reduction of assets
Transfer of real estate loans to real estate held for sale	(200,000)
Transfer of real estate loan to investment in equity method investee – held for sale	(9,307,000)
Collections of principal and sales of investment in real estate loans	(10,665,000)
Reduction of allowance for loan losses related to sales and payments of investment in real estate loans	2,494,000
Temporary change in estimated fair value based on future cash flows	5,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on September 30, 2010, net of temporary valuation adjustment	$8,518,000

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

On May 9, 2007, we, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  The auction was not successful.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM II, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others.  Should the recovery meet or exceed $9 million, all parties have agreed that no further litigation between the state of Hawaii and Vestin will be reinstituted related to the trusts’ statutory minimum balances.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of us, VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  On June 29, 2010, the First Circuit for the State of Hawaii issued its final order allowing the foreclosure.  On July 13, 2010, we, VRM II and Vestin Mortgage completed our foreclosure of these properties and classified them as  Investment in Equity Method Investee Held for Sale, as discussed in Note G - Investments in Equity Method Investee Held for Sale.

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

NOTE P – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s 2010 consolidated financial statements included in the Original Form 10-Q were prepared reflecting the assets acquired through the July 2010 foreclosure of the RightStar International loans (the “Foreclosure”) as real estate held for sale (“REO”). However, through the Foreclosure, the Company acquired both real property and the existing mortuary and funeral business of RightStar. At the time of the Foreclosure, the RightStar assets were moved into Hawaii Funeral Services, LLC (“HFS”) and business continued under that name, with the Company, in combination with Vestin Realty Mortgage II, Inc., obtaining a 100% interest in HFS. The acquisition of HFS, an operating business, should have been recorded as an investment in equity method investee held for sale.  This Form 10Q/A reflects the correction by reclassifying the investment from REO to investment in equity method investee held for sale.  Details of HFS are further described in Note G – Investments in Equity Method Investee Held for Sale.

The effects of the restatement on the consolidated balance sheet as of September 30, 2010 are summarized in the following table:

	As of September 30, 2010
	Previously Reported	Adjustments	Restated

Assets
Real estate held for sale	$7,976,000	$(5,319,000)	$2,657,000
Investment in equity method investee held for sale	--	5,209,000	5,209,000
Total assets	24,229,000	(110,000)	24,119,000
Equity
Accumulated deficit	(38,728,000)	(110,000)	(38,838,000)
Total stockholders’ equity	22,622,000	(110,000)	22,512,000
Total liabilities and stockholders’ equity	24,229,000	(110,000)	24,119,000

The effects of the restatement on the consolidated statements of operations for the third quarter and year-to-date 2010 are summarized in the following table:
	Third quarter September 30, 2010
	Previously Reported	Adjustments	Restated
Non-operating income (loss)
Loss from equity method investee held for sale	$--	$(110,000)	$(110,000)
Total non-operating loss	(886,000)	(110,000)	(996,000)
Net loss	(1,494,000)	(110,000)	(1,604,000)
Basic and diluted loss per weighted average
common share	$(0.23)	$(0.02)	$(0.25)

	YTD quarter September 30, 2010
	Previously Reported	Adjustments	Restated
Non-operating income (loss)
Loss from equity method investee held for sale	$--	$(110,000)	$(110,000)
Total non-operating loss	(886,000)	(110,000)	(996,000)
Net loss	(2,434,000)	(110,000)	(,2544,000)
Basic and diluted loss per weighted average
common share	$(0.38)	$(0.01)	$(0.39

NOTE Q — SUBSEQUENT EVENTS

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

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q/A and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2009 and our quarterly report filed on Form 10-Q for the three months ended March 31, 2010 and six months ended June 30, 2010.  Other than revised numbers resulting from the restatement, the disclosures below generally have not been updated from the original Form 10-Q.  See the Explanatory Note on page I for additional information.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q/A.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q/A and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Non-performing assets, net of allowance for loan losses, totaled approximately $12.2 million or 51% of our total assets as of September 30, 2010, as compared to approximately $13.6 million or 52% of our total assets as of December 31, 2009.  At September 30, 2010, non-performing assets consisted of approximately $2.7 million of real estate held for sale (“REO”), approximately $4.3 million of non-performing loans, net of allowance for loan losses, and investment in an equity method investee held for sale of approximately $5.2 million.  See Note F – Real Estate Held for Sale, Note D – Investments In Real Estate Loans, and Note G – Investments in Equity Method Investee Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure additional loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

As of September 30, 2010, we have provided a specific reserve allowance for four non-performing loans and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of September 30, 2010, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Total revenues	$208,000	$320,000	$901,000	$1,165,000
Total operating expenses	728,000	3,045,000	1,936,000	6,566,000
Non-operating loss	(938,000)	--	(938,000)	(106,000)
Loss from real estate held for sale	(88,000)	(1,925,000)	(513,000)	(3,883,000)

Loss before provision for income taxes	(1,546,000)	(4,650,000)	(2,486,000)	(9,390,000)

Provision for income taxes	--	--	--	--

Net loss	$(1,546,000)	$(4,650,000)	$(2,486,000)	$(9,390,000)

Basic and diluted loss per common share	$(0.24)	$(0.71)	$(0.38)	$(1.43)
Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares	6,471,912	6,561,319	6,488,671	6,585,818
Weighted average term of outstanding loans, including extensions	20 months	17 months	20 months	17 months

Comparison of Operating Results for the three months ended September 30, 2010, to the three months ended September 30, 2009.

Total Revenues:  For the three months ended September 30, 2010, total revenues were $208,000 compared to $320,000 during the three months ended September 30, 2009, a decrease of $112,000 or 35%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased from $314,000 during the three months ended September 30, 2009, to $207,000 during the three months ended September 30, 2010.  This decrease in interest income is mainly due to the decrease in our portfolio of performing real estate loans, which declined from 11 loans totaling approximately $11.6 million as of September 30, 2009, to eight loans totaling approximately $5.4 million as of September 30, 2010.  Our revenue is dependent upon the balance of our performing loans and the interest earned on these loans.  In addition, the weighted average interest rate on our performing loans has decreased from 11.73% as of September 30, 2009 to 9.48% as of September 30, 2010.  This decline is a result of current market conditions in the lending industry, the level of non-performing assets in our portfolio and the reduction of interest rates on outstanding loans through TDR.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Total Operating Expenses:  For the three months ended September 30, 2010, total operating expenses were $0.7 million compared to approximately $3.0 million during the three months ended September 30, 2009, a decrease of approximately $2.3 million or 76%.  Expenses were primarily affected by the following factors:

•
During the three months ended September 30, 2010, we did not recognized a provision for loan loss, compared to provisions for loan losses during the three months ended September 30, 2009 totaling approximately $2.2 million.  This decrease is in part due to the fact we have less loans in our loan portfolio as of September 30, 2010 compared to September 30, 2009.  As of September 30, 2009, the ratio of total allowance for loan loss to total loans was 39%.  As of September 30, 2010, the ratio of total allowance for loan loss to total loans was 38%.  As of September 30, 2009, two loans totaling approximately $2.5 million were fully impaired and not charged off, compared to four loans totaling approximately $4.5 million as of September 30, 2010.  Our provision for loan losses for the three months ended September 30, 2010 has gone down compared to the same period in 2009 and the ratio of total allowance for loan losses to total loans has gone down slightly.  It is premature at this time for us to determine whether or not the decrease in this ratio is indicative of a trend.  See “Specific Reserve Allowances” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

•
Professional fees decreased approximately $0.2 million, from approximately $0.7 million during the three months ended September 30, 2009, to approximately $0.5 million during the same period in 2010.  During the quarter ended September 30, 2010, we incurred professional fees and settlement expenses totaling approximately $0.7 million in the defense and settlement of a legal action against us in Nevada and California.  During the same period, we also recognized, subject to a reservation of rights, payments totaling approximately $0.2 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  During the three months ended September 30, 2009, we recognized, subject to a reservation of rights, payments totaling approximately $0.5 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  No assurance can be made regarding future reimbursement of legal fees.  See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Total Non-Operating Loss:  For the three months ended September 30, 2010, total non-operating loss was approximately $1.0 million, compared to none during the three months ended September 30, 2009.  Total non-operating loss was primarily affected by the following factors:

•	During the three months ended September 30, 2010, we recognized an impairment of our marketable securities – related party of $543,000. There was no such impairment during the same period in 2009.

•
During the three months ended September 30, 2010, we recognized a settlement expense of $343,000 related to the Nevada Lawsuit.  See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.  There was no such expense during the same period in 2009.

•	During the three months ended September 30, 2010, we recognized a loss of $52,000 for our investement in equity method investee. We did not have this investment during the same period in 2009.

Total Loss from Real Estate Held for Sale:  For the three months ended September 30, 2010, total losses from REO were $88,000 compared to approximately $1.9 million during the three months ended September 30, 2009, a decrease of approximately $1.8 million or 95%.  The decrease is mainly due to the fact that there were no write-downs on REO during the three months ended September 30, 2010, compared to write-downs on six REO properties of approximately $1.9 million, during the three months ended September 30, 2009.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

Total Revenues:  For the nine months ended September 30, 2010, total revenues were approximately $0.9 million compared to approximately $1.2 million during the nine months ended September 30, 2009, a decrease of approximately $0.3 million or 23%.  Revenues were primarily affected by the following factor:

•
Interest income from investments in real estate loans decreased from approximately $1.1 million during the nine months ended September 30, 2009, to approximately $0.8 million during the nine months ended September 30, 2010, primarily due to the same factors discussed above in Total Revenues for the three months ended September 30, 2010.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q/A.

Total Operating Expenses:  For the nine months ended September 30, 2010, total operating expenses were approximately $1.9 million compared to approximately $6.6 million during the nine months ended September 30, 2009, a decrease of approximately $4.7 million or 71%.  Expenses were primarily affected by the following factors in addition to the factors discussed above in Total Operating Expenses for the three months ended September 30, 2010:

•
During the nine months ended September 30, 2010, we recognized a provision for loan loss on two loans totaling approximately $0.2 million, compared to a provision for loan loss on 13 loans totaling approximately $4.2 million for the same period in 2009.  See “Specific Reserve Allowances” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

•
Professional fees decreased approximately $0.7 million during the nine months ended September 30, 2010, compared to the same period in 2009.  During the quarter ended September 30, 2010, we incurred professional fees and settlement expenses totaling approximately $1.3 million in the defense and settlement of a legal action against us in Nevada and California.  During the same period, we also recognized, subject to a reservation of rights, payments totaling approximately $0.5 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  During the nine months ended September 30, 2009, we recognized, subject to a reservation of rights, payments totaling approximately $0.5 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  No assurance can be made regarding future reimbursement of legal fees.  The Court entered final judgment for the case in California on March 18, 2010 and on September 8, 2010, the parties agreed to settle the case in Nevada.  See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Total Non-Operating Income (Loss):  For the nine months ended September 30, 2010, total non-operating loss was approximately $1.0 million compared to income of approximately $0.1 million during the nine months ended September 30, 2009, an increase of approximately $0.9 million or 840%.  Total non-operating income (loss) was primarily affected by the factors discussed above in Total Non-Operating Income (Loss) for the three months ended September 30, 2010.

Total Loss from Real Estate Held for Sale:  For the nine months ended September 30, 2010, total losses from real estate held for sale were approximately $0.5 million compared to approximately $3.9 million during the nine months ended September 30, 2009, a decrease of approximately $3.4 million or 87%.  The losses from real estate held for sale is mainly due to the write-down on three of our REO properties totaling approximately $0.3 million, during the nine months ended September 30, 2010 and approximately $3.7 million on 11 REO properties during the nine months ended September 30, 2009.  In addition, during the nine months ended September 30, 2010, we recorded a net gain of $12,000 on the sale of our REO properties, compared to a net loss on sale of our REO properties of $76,000 during the nine months ended September 30, 2009.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the nine months ended September 30, 2010:

For the Nine Months Ended
September 30, 2010
Net loss, as reported	$(2,544,000)
Add (deduct):
Provision for loan losses	234,000
Write down on real estate held for sale	347,000
Net tax loss on foreclosure of real estate loans	(4,791,000)
Net book gain on sale of real estate held for sale	(12,000)
Net tax loss on sale of real estate held for sale	(6,986,000)
Recovery of allowance for doubtful notes receivable	(8,000)
Provision for doubtful accounts related to receivable	(2,000)
Tax loss on note receivable deemed worthless which was fully reserved for	(468,000)
Impairment of marketable securities-related party	543,000
Loan payment on fully allowed loan included in other income	(51,000)
Total estimated taxable loss	(13,738,000)
Add : Estimated taxable loss attributable to TRS I, Inc.	1,000

Estimated REIT taxable loss	$(13,737,000)

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

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  In the interim, a settlement was reached with the unaffiliated lender wherein we,
VRM II and VF III will receive approximately $2.7 million, of which our portion equals approximately $0.5 million and recorded in interest and other receivables at September 30, 2010.

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

There may be cost savings and operating synergies that could be achieved through a combination with VRM II.  Our manager has evaluated issues relevant to a possible combination.  No final decision has been made with respect to whether a combination will be pursued, or with respect to the possible form of any such combination.  Since our manager owes a duty to the investors in each of these entities, it could face a conflict of interest in considering such  possible combination.  Any decision with respect to a proposed combination with VRM II would most likely be subject to the approval of the independent directors and stockholders of VRM II as well as the approval of our Board of Directors and stockholders.

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

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, real estate held for sale, and investment in an equity method investee held for sale totaling approximately $4.3 million,  $2.7 million, and $5.2 million, respectively, as of September 30, 2010, compared to approximately $9.7 million,  $3.9 million, and $0, respectively, as of December 31, 2009.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our REO.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the nine months ended September 30, 2010, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Real Estate Held for Sale

At September 30, 2010, we held five properties with a total carrying value of approximately $2.7 million, which were acquired through foreclosure and recorded as investments in REO.  Our investments in REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  For additional information on our investments in REO, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

At September 30, 2010, we had one contractual obligation, see Note J – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note H – Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q/A, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

We did not design and implement adequate controls related to the accounting of foreclosure transactions, specifically in this instance, applying consolidation guidance to determine whether and how to consolidate another entity as it relates to investments held by us and VRM II. This material weakness has resulted in the required restatement of previously issued consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

Plan of Remediation

To remediate the aforementioned material weakness, we are implementing additional controls to help ensure that all relevant accounting pronouncements are monitored and researched, and that the effect of such pronouncements on us is communicated to management and our independent accountants.

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

Please refer to Note M – Legal Matters Involving the Manager and Note N – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A for information regarding our legal proceedings, which are incorporated herein by reference.

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

As of September 30, 2010, our non-performing assets were approximately $12.2 million, representing approximately 54% and 51% of our stockholders’ equity and total assets, respectively.  Non-performing assets included approximately $4.3 million in non-performing loans, net of allowance for non-performing loan losses of approximately $4.5 million, approximately $2.7 million of REO, and investment in an equity method investee held for sale of approximately $5.2 million.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.

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

We have not paid any dividends since June 2008 and we do not anticipate paying dividends in the foreseeable future.  Dividends were suspended as a result of our operating losses.  For the years ended December 31, 2009 and 2008, our net losses were approximately $12.5 million and $21.5 million, respectively.  We expect that the current economic conditions will make it difficult for us to attain profitability in the near to mid-term.  We are obligated to distribute not less than 90% or our REIT taxable income.  However, at this time, we cannot predict when or if we will generate taxable income and dividends will be reinstated.  For the nine months ended September 30, 2010, our net losses were approximately $2.5 million.

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 3, 2011

By:	/s/ Eric Bullinger
Michael V. Shustek
Chief Financial Officer
Date:	August 3, 2011

Exhibit 31.1

CERTIFICATIONS

I, Michael V. Shustek, certify that:

1. I have reviewed this Form 10-Q/A of Vestin Realty Mortgage I, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date: August 3, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Exhibit 31.2

CERTIFICATIONS

I, Eric Bullinger, certify that:

1. I have reviewed this Form 10-Q/A of Vestin Realty Mortgage I, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date: August 3, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage I, Inc.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Michael V. Shustek, as Chief Executive Officer of Vestin Realty Mortgage I, Inc. (the “Registrant”), and Eric Bullinger, as IChief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Registrant’s Report on Form 10-Q/A for the three and nine months ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 3, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: August 3, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage I, Inc.