Form 10-Q
period 2011-09-30
Vestin Realty Mortgage I, Inc.
filed 2011-11-14
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  [   ]    No   [X]

As of November 14, 2011, there were 6,340,859 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash	$3,142,000	$8,145,000
Investment in marketable securities - related party	661,000	326,000
Interest and other receivables, net of allowance of $208,000 at September 30, 2011 and $196,000 at December 31, 2010	4,000	673,000
Notes receivable, net of allowance of $938,000 at September 30, 2011 and $945,000 at December 31, 2010	--	--
Real estate held for sale	2,623,000	2,897,000
Investment in equity method investee held for sale	5,652,000	5,379,000
Investment in real estate loans, net of allowance for loan losses of $5,495,000 at September 30, 2011 and $5,780,000 at December 31, 2010	8,703,000	6,532,000
Other assets	141,000	98,000

Total assets	$20,926,000	$24,050,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$218,000	$1,500,000
Due to related parties	10,000	741,000
Notes payable	330,000	277,000
Unearned revenue	--	2,000

Total liabilities	558,000	2,520,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 534,207 shares at September 30, 2011 and 455,607 shares at December 31, 2010	(1,045,000)	(941,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 shares issued and 6,340,859 outstanding at September 30, 2011 and 6,875,066 shares issued and 6,419,459 outstanding at December 31, 2010	1,000	1,000
Additional paid-in capital	62,262,000	62,262,000
Accumulated deficit	(40,635,000)	(39,785,000)
Accumulated other comprehensive loss	(215,000)	(7,000)

Total stockholders' equity	20,368,000	21,530,000

Total liabilities and stockholders' equity	$20,926,000	$24,050,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

Revenues
Interest income from investment in real estate loans	$97,000	$207,000	$328,000	$834,000
Gain related to recovery of allowance for loan loss	22,000	--	33,000	10,000
Other income	--	1,000	12,000	57,000
Total revenues	119,000	208,000	373,000	901,000

Operating expenses
Management fees - related party	69,000	69,000	207,000	207,000
Provision for loan loss	608,000	--	735,000	234,000
Interest expense	7,000	2,000	19,000	4,000
Professional fees	59,000	496,000	304,000	1,078,000
Other	108,000	161,000	400,000	413,000
Total operating expenses	851,000	728,000	1,665,000	1,936,000

Loss from operations	(732,000)	(520,000)	(1,292,000)	(1,035,000)

Non-operating income (loss)
Interest income from banking institutions	1,000	--	6,000	--
Discounted professional fees	--	--	280,000	--
Impairment of marketable securities – related party	--	(543,000)	--	(543,000)
Settlement expense	--	(343,000)	--	(343,000)
Income (loss) from equity method investee held for sale	328,000	(52,000)	661,000	(52,000)
Total non-operating income (loss)	329,000	(938,000)	947,000	(938,000)

Income (loss) from real estate held for sale
Net gain (loss) on sale of real estate held for sale	--	(12,000)	--	12,000
Expenses related to real estate held for sale	(98,000)	(76,000)	(232,000)	(179,000)
Write-downs on real estate held for sale	(141,000)	--	(273,000)	(346,000)
Total loss from real estate held for sale	(239,000)	(88,000)	(505,000)	(513,000)

Loss before provision for income taxes	(642,000)	(1,546,000)	(850,000)	(2,486,000)

Provision for income taxes	--	--	--	--

NET LOSS	$(642,000)	$(1,546,000)	$(850,000)	$(2,486,000)

Basic and diluted loss per weighted average common share	$(0.10)	$(0.24)	$(0.13)	$(0.38)

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	6,340,858	6,471,912	6,380,734	6,488,671

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total
Stockholders' Equity at December 31, 2010	455,607	$(941,000)	6,419,459	$1,000	$62,262,000	$(39,785,000)	$(7,000)	$21,530,000

Comprehensive Loss:

Net Loss						(850,000)		(850,000)

Unrealized Loss on Marketable Securities - Related Party							(208,000)	(208,000)

Comprehensive Loss								(1,058,000)
Treasury Stock	78,600	(104,000)	(78,600)					(104,000)

Stockholders' Equity at September 30, 2011 (Unaudited)	534,207	$(1,045,000)	6,340,859	$1,000	$62,262,000	$(40,635,000)	$(215,000)	$20,368,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	09/30/11	09/30/10

Cash flows from operating activities:
Net loss	$(850,000)	$(2,486,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	--	(4,000)
Write-downs on real estate held for sale	273,000	346,000
Gain on sale of real estate held for sale	--	(23,000)
Loss on sale of real estate held for sale	--	11,000
Recovery of allowance for doubtful notes receivable included in other income	(10,000)	(10,000)
Gain related to recovery of allowance for loan loss	(33,000)	--
Provision for loan loss	735,000	234,000
Impairment of marketable securities – related party	--	543,000
Prepaid interest income – unearned revenue	--	6,000
Amortized interest income	(2,000)	(2,000)
Income (loss) from equity method investee held for sale	(661,000)	52,000
Change in operating assets and liabilities:
Interest and other receivables	669,000	25,000
Due to/from related parties	(731,000)	(172,000)
Other assets	124,000	95,000
Accounts payable and accrued liabilities	(1,281,000)	167,000
Net cash used in operating activities	(1,767,000)	(1,218,000)

Cash flows from investing activities:
Investments in real estate loans	(3,676,000)	--
Purchase of investments in real estate loans from:
VRM II	--	(2,000,000)
Purchase of marketable securities – related party	(543,000)	--
Proceeds from loan payoffs	804,000	7,665,000
Proceeds related to real estate held for sale	--	946,000
Purchase of real estate held for sale – related party	--	(175,000)
Proceeds from note receivable	10,000	10,000
Distributions from investment in equity method investee held for sale	387,000	--
Net cash provided by (used in) investing activities	(3,018,000)	6,446,000

Cash flows from financing activities:
Principal payments on notes payable	(114,000)	(124,000)
Purchase of treasury stock at cost	(104,000)	(63,000)
Net cash used in financing activities	(218,000)	(187,000)

NET CHANGE IN CASH	(5,003,000)	5,041,000

Cash, beginning of period	8,145,000	1,543,000

Cash, end of period	$3,142,000	$6,584,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For The Nine Months Ended
	09/30/11	09/30/10

Supplemental disclosures of cash flows information:
Interest paid	$19,000	$4,000

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$--	$468,000
Note payable relating to prepaid D & O insurance policy	$167,000	$186,000
Investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance	$--	$5,144,000
Account receivable related to sale of loan collateral, held in escrow account	$--	$506,000
Write off of interest receivable and related allowance	$--	$23,000
Recognition of unrealized loss on marketable securities – related party	$--	$543,000
Unrealized gain (loss) on marketable securities - related party	$(212,000)	$153,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

On January 21, 2011, Eric Bullinger was appointed as our new CFO by the Board of Directors, pursuant to the terms of our agreement with Strategix Solutions, who was responsible for designating, subject to the approval of our Board of Directors, a new CFO for the Company.  From May 21, 2010, until January 21, 2011, our current CEO, Michael Shustek, was acting as our interim CFO.

On October21, 2011, we filed a notice of annual meeting of stockholders to be held December 15, 2011 for the following purposes:

1.	To elect two directors to serve until the 2014 Annual Meeting of Stockholders and until their successors are duly elected and qualify;

2.	To consider and vote upon the ratification of the appointment of JLK Partners, LLP as the independent registered public accountants of the Company for the fiscal year ending December 31, 2011;

3.
To consider and vote upon an amendment to the Company’s Bylaws to expand its investment policy to include investment in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property;

4.	To consider and vote upon an amendment to the Company’s charter to change the term of the Company’s existence from expiration December 31, 2020 to perpetual existence; and

5.	To transact such other business as may properly come before the meeting or any postponement or adjournment thereof.

The Company’s board of directors has fixed the close of business on October 17, 2011, as the record date for the determination of the stockholders entitled to notice of, and to vote at, the Annual Meeting and any postponement or adjournment thereof.  Only those stockholders of record of the Company as of the close of business on that date will be entitled to vote at the Annual Meeting or any postponement or adjournment thereof.

All stockholders are cordially invited to attend the Annual Meeting in person.  Whether or not you plan to attend, please authorize your proxy by on e of the methods described in the accompanying Proxy Statement.  Should you receive more than one proxy because your shares are registered in different names and addresses, each proxy should be voted to assure that all your shares will be voted.  You may revoke your proxy at any time prior to the Annual Meeting.  If you attend the Annual Meeting and vote by ballot, your proxy will be revoked automatically and only your vote in person at the Annual Meeting will be counted.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of September 30, 2011 and December 31, 2010.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three and nine months ended September 30, 2011 and 2010.

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

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the September 30, 2010 consolidated financial statements have been reclassified to conform to the September 30, 2011 presentation.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our consolidated financial statements.  The net income tax provisions for the nine months ended September 30, 2011 and 2010 were approximately zero.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2011 and December 31, 2010, we had $4,000 and approximately $6.6 million, respectively, in excess of the federally-insured limits.

As of September 30, 2011, 33%, 31%, 20%, and 12% of our loans were in Nevada, Oregon, Arizona, and Texas, respectively, compared to 33%, 36%, 11% and 8% at December 31, 2010, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2011, the aggregate amount of loans to our three largest borrowers represented approximately 48% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon and Arizona, with first and second lien positions in Arizona and a first lien position in Oregon.  The interest rates on these loans ranged from 10% to 15%, and had an aggregate outstanding balance due to us of approximately $6.8 million.  As of September 30, 2011, the loan in Oregon and one loan in Arizona were considered non-performing, see “Non-Performing Loans” in Note D – Investments in Real Estate Loans.  At December 31, 2010, the aggregate amount of loans to our three largest borrowers represented approximately 58% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon, Arizona and California with one first lien position and two second lien positions, interest rates between 12% and 15%, and an aggregate outstanding balance of approximately $7.2 million.  As of December 31, 2010, all of our largest loans were considered non-performing, see “Non-Performing Loans in Note D –  Investments in Real Estate Loans.

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

Common Guarantors

As of September 30, 2011 and December 31, 2010, two loans totaling approximately $2.2 million, representing approximately 15.5% and 17.9%, respectively, of our portfolio’s total value, had a common guarantor.  As of September 30, 2011 and December 31, 2010, both loans were fully reserved and both were non-performing loans.

As of September 30, 2011 and December 31, 2010, two loans totaling approximately $5.0 million and $6.0 million, respectively, representing approximately 35.0% and 48.4%, respectively, of our portfolio’s total value, had a common guarantor.  As of September 30, 2011 and December 31, 2010, we recognized an allowance for loan loss on these loans totaling approximately $1.9 and $2.3 million, respectively.  As of September 30, 2011 one of these loans was considered non-performing. As of May 16, 2011, the other loan changed from non-performing to performing following compliance with adjusted terms pursuant to a troubled debt restructuring.  For additional information regarding this troubled debt restructuring, see “Troubled Debt Restructuring” in Note D – Investments in Real Estate Loans.

As of September 30, 2011 and December 31, 2010, four and two loans totaling approximately $3.4 million and $1.1 million, respectively, representing approximately 23.6% and 9.1%, respectively, of our portfolio’s total value, had a common guarantor.  These loans are considered performing.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D –  Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2011 and December 31, 2010, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2011 and December 31, 2010, we had two and no investments in real estate loans, respectively, that had interest reserves.

Loan Portfolio

As of September 30, 2011, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2011, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	13	13,938,000	10.68%	98.17%	75.46%
Construction	1	166,000	8.00%	1.17%	92.00%
Land	1	94,000	6.00%	0.66%	53.81%
Total	15	$14,198,000	10.62%	100.00%	75.40%

Investments in real estate loans as of December 31, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$12,053,000	11.39%	97.89%	91.00%
Construction	1	165,000	8.00%	1.35%	92.00%
Land	1	94,000	6.00%	0.76%	46.12%
Total	12	$12,312,000	11.30%	100.00%	90.37%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2011 and December 31, 2010, was 7.16% and 8.35%, respectively, for both periods.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2011 and December 31, 2010:

Loan Type	Number of Loans	September 30, 2011 Balance *	Portfolio Percentage	Number of Loans	December 31, 2010 Balance *	Portfolio Percentage

First deeds of trust	8	$8,740,000	61.56%	5	$5,816,000	47.24%
Second deeds of trust	7	5,458,000	38.44%	7	6,496,000	52.76%
Total	15	$14,198,000	100.00%	12	$12,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2011:

Non-performing and past due loans (a)	$6,634,000
October 2011 – December 2011	2,102,000
January 2012 – March 2012	2,346,000
April 2012 – June 2012	94,000
Thereafter	3,022,000

Total	$14,198,000

(a)	Amounts include the balances of non-performing loans and loans that have been extended subsequent to September 30, 2011.

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011 Balance *	Portfolio Percentage	December 31, 2010 Balance *	Portfolio Percentage

Arizona	$2,822,000	19.88%	$1,323,000	10.74%
California	530,000	3.73%	1,523,000	12.37%
Nevada	4,751,000	33.46%	4,096,000	33.27%
Oregon	4,434,000	31.23%	4,434,000	36.02%
Texas	1,661,000	11.70%	936,000	7.60%
Total	$14,198,000	100.00%	$12,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	September 30, 2011 Balance	December 31, 2010 Balance
Balance per loan portfolio	$14,198,000	$12,312,000
Less:
Allowance for loan losses (a)	(5,495,000)	(5,780,000)
Balance per consolidated balance sheets	$8,703,000	$6,532,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2011, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.1 million, net of allowance for loan losses of approximately $3.6 million, which does not include the allowances of approximately $2.0 million relating to performing loans as of September 30, 2011.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  As of September 30, 2011, these loans have been non-performing from 25 to 40 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.  As of November 14, 2011, these loan balances have not been charged off.

At September 30, 2011, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at September 30, 2011	Allowance for Loan Losses	Net Balance at September 30, 2011
Commercial	3	$6,634,000	$(3,575,000)	$3,059,000
Total	3	$6,634,000	$(3,575,000)	$3,059,000

At December 31, 2010, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2010	Allowance for Loan Losses	Net Balance at December 31, 2010
Commercial	4	$8,157,000	$(4,472,000)	$3,685,000
Total	4	$8,157,000	$(4,472,000)	$3,685,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 55%.  The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	6,634,000	(3,575,000)	3,059,000
Subtotal non-performing loans	6,634,000	(3,575,000)	3,059,000

Performing loans – no related allowance	4,140,000	--	4,140,000
Performing loans – related allowance	3,424,000	(1,920,000)	1,504,000
Subtotal performing loans	7,564,000	(1,920,000)	5,644,000

Total	$14,198,000	$(5,495,000)	$8,703,000

	As of December 31, 2010
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	8,157,000	(4,472,000)	3,685,000
Subtotal non-performing loans	8,157,000	(4,472,000)	3,685,000

Performing loans – no related allowance	1,967,000	--	1,967,000
Performing loans – related allowance	2,188,000	(1,308,000)	880,000
Subtotal performing loans	4,155,000	(1,308,000)	2,847,000

Total	$12,312,000	$(5,780,000)	$6,532,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of September 30, 2011, we have provided a specific reserve allowance for three non-performing loans and six performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2011 and 2010 by loan type.

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation	Sales	Loan Pay Downs and Settlements	Transfers to REO	Balance at 9/30/11

Commercial	$5,708,000	$753,000	$--	$(1,038,000)	$--	$5,423,000
Construction	72,000	--	--	--	--	72,000
Total	$5,780,000	$753,000	$--	$(1,038,000)	$--	$5,495,000

Loan Type	Balance at 12/31/2009	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers	Balance at 9/30/10

Commercial	$12,395,000	$150,000	$(2,494,000)	$--	$(4,678,000)	$5,373,000
Construction	161,000	84,000	--	--	(142,000)	103,000
Total	$12,556,000	$234,000	$(2,494,000)	$--	$(4,820,000)	$5,476,000

Troubled Debt Restructuring

As of September 30, 2011 and December 31, 2010 we had seven and four loans, respectively, totaling approximately $4.4 million and $2.8 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been four loans that became TDR loans and all remain performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of September 30, 2011 and December 31, 2010:

As of September 30, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	6	$4,258,000	5	$3,258,000	1	$1,000,000
Construction	1	165,000	1	165,000	--	--
Total	7	$4,423,000	6	$3,423,000	1	$1,000,000

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$2,679,000	2	$1,679,000	1	$1,000,000
Construction	1	165,000	1	165,000	--	--
Total	4	$2,844,000	3	$1,844,000	1	$1,000,000

•
Commercial – As of September 30, 2011 and December 31, 2010, we had 10 commercial loans; five and three of them, respectively, were modified pursuant to TDR.  As of June 30, 2011 and December 31, 2010, five and three, respectively, of the loans were secured by second deeds of trust, and three and two, respectively, of the four and three loans, respectively, were considered performing prior to their restructuring.  On January 1, 2011 the principal amount of one of the non-performing loan was reduced by approximately $1.0 million.  Interest only payments were due monthly from September 2010 until August 2011, at which point payments of interest and principal started and will continue until September 2013.  As of September 30, 2011 this loan was considered performing.  As of November 14, 2011 there have been no additional changes in performance on remaining loans.

•
Construction – As of September 30, 2011 and December 31, 2010, we had one construction loan modified pursuant to TDR.  As of November 14, 2011, the loan continues to perform as required by the loan modifications.

Extensions

As of September 30, 2011, our manager had granted extensions on seven loans, totaling approximately $28.9 million, of which our portion was approximately $4.2 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  During the nine months ended September 30, 2011, our manager extended three performing loans.   Additionaly, our manager extended one non-performing loan during the nine months ended September 30, 2011 to postpone our foreclosure of the property.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2011 and December 31, 2010, we owned 537,078 and 225,134, respectively, shares of VRM II’s common stock, representing approximately 4.2% and 1.7%, respectively, of their total outstanding common stock.  The closing price of VRM II’s common stock on September 30, 2011, was $1.23 per share, resulting in an unrealized loss for the nine months ended September 30, 2011.  During the three and nine months ended September 30, 2011 we purchased 0 and 311,944 shares of VRM II’s common stock.

During the nine months ended September 30, 2011, the trading price for VRM II’s common stock ranged from $1.01 to $1.36 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2011, we held five properties with a total carrying value of approximately $2.6 million, which were acquired through foreclosure and recorded as investments in real estate held for sale (“REO”).  On May 31, 2011, we recorded a write down on a property based on an appraisal dated May 23, 2011.  The total write down was approximately $46,000, of which our portion was approximately $16,000.  On June 30, 2011 we recorded a write down on a property based on an appraisal dated July 13, 2011.  The total write down was approximately $0.7 million, of which our portion was approximately $0.1 million.  On August 31, 2011 we recorded a write down on a property based on an appraisal dated August 19, 2011.  The total write down was approximately $0.5 million, of which our portion was approximately $0.1 million. On September 30, 2011 we recorded a write down of approximately $0.4 million, of which our portion was approximately $0.1 million on a property based on a pending sale of the property which is scheduled to close on November 14, 2011.

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

The following is summary of the results of operations related to the assets held for sale for the three and nine months ended September 30, 2011:

	For The Three Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011

Revenue	$4,294,000	$10,695,000
Expenses	$(3,432,000)	(8,956,000)
Net Income	$862,000	$1,739,000
Net income attributable to us	$328,000	$661,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three and nine months ended September 30, 2011 and 2010 was $69,000 and $207,000, respectively for each period.

As of September 30, 2011 and December 31, 2010, our manager owned 100,000 of our common shares, representing approximately 1.6% of our total outstanding common stock.

As of September 30, 2011 and December 31, 2010, we did not owe or have any receivables from our manager.

Transactions with Other Related Parties

As of September 30, 2011 and December 31, 2010, we owned 537,078 and 225,134 common shares, respectively,  of VRM II, representing approximately 4.2% and 1.7%, respectively, of their total outstanding common stock.  For the nine months ended September 30, 2011 and 2010, we recognized $0 in dividend income from VRM II based on the number of shares we held on the dividend record dates.

As of September 30, 2011 and December 31, 2010, VRM II owned 538,178 and 533,675, respectively, of our common shares, representing approximately 8.5% and 8.3%, respectively, of our total outstanding common stock.  For the nine months ended September 30, 2011 and 2010, we declared $0 in dividends payable to VRM II based on the number of shares VRM II held on the dividend record dates.

As of September 30, 2011, we owed VRM II $10,000, primarily related to legal fees.  As of December 31, 2010, we owed VRM II approximately $0.7 million, primarily related to legal fees.

As of September 30, 2011, we had no receivables from Fund III.  As of December 31, 2010, we had receivables from Fund III of $2,000.

NOTE I — NOTES PAYABLE

In April 2011, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.2%.  The agreement required a down payment of $56,000 and nine monthly payments of $19,000 beginning on May 27, 2011.  As of September 30, 2011, the outstanding balance of the note was $75,000.

On December 3, 2010, we and VRM II mortgaged a mixed-use property held for sale for $1.6 million, of which our portion is $256,000.  The note has an interest rate of 9%, payable monthly and a maturity date of December 2, 2011.  Interest expense for the nine months ended September 30, 2011 amounted to $17,000.

NOTE J — FAIR VALUE

As of September 30, 2011, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of September 30, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 9/30/11	Carrying Value on Balance Sheet at 9/30/11
Assets
Investment in marketable securities - related party	$661,000	$--	$--	$661,000	$661,000
Investment in real estate loans	$--	$--	$8,915,000	$8,915,000	$8,703,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010	Carrying Value on Balance Sheet at 12/31/2010
Assets
Investment in marketable securities - related party	$326,000	$--	$--	$326,000	$326,000
Investment in real estate loans	$--	$--	$6,660,000	$6,660,000	$6,532,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2010 to September 30, 2011.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2011 to September 30, 2011.
Investment in real estate loans

Balance on January 1, 2011	$6,660,000
Change in temporary valuation adjustment included in net income (loss)
Net increase in allowance for loan losses	(702,000)
Purchase and additions of assets
New mortgage loans and mortgage loans bought	3,676,000
Reduction of allowance for loan losses relative to payment or settlement of investment in real estate loan	986,000
Sales, pay downs and reduction of assets
Collections of principal and settlements of investment in real estate loans	(1,790,000)
Temporary change in estimated fair value based on future cash flows	85,000

Balance on September 30, 2011, net of temporary valuation adjustment	$8,915,000

Investment in real estate loans

Balance on January 1, 2010	$19,605,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(234,000)
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	142,000
Transfer of allowance on real estate loan to investment in equity method investee – held for sale	4,678,000
New mortgage loans and mortgage loans bought	2,000,000
Sales, pay downs and reduction of assets
Transfer of real estate loans to real estate held for sale	(200,000)
Transfer of real estate loan to investment in equity method investee – held for sale	(9,307,000)
Collections of principal and sales of investment in real estate loans	(10,665,000)
Reduction of allowance for loan losses related to sales and payments of investment in real estate loans	2,494,000
Temporary change in estimated fair value based on future cash flows	5,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on September 30, 2010, net of temporary valuation adjustment	$8,518,000

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

NOTE O — SUBSEQUENT EVENTS

During October 2011, a payment of $325,000, of which our portion was $32,000, was received on a note receivable which had previously recognized a full allowance against the note receivable. These proceeds were recognized as income upon the receipt of the payment.

We and VRM II have entered into a Membership Interest Purchase Agreement dated October 3, 2011 (the “Purchase Agreement”) with NorthStar Hawaii, LLC, a Delaware limited liability company (“NorthStar”), a wholly owned entity of NorthStar Memorial Group, to sell our membership interests in Hawaii Funeral Services, LLC, a company that operates four cemeteries and four mortuaries in the state of Hawaii through its wholly-owned subsidiaries.  NorthStar Memorial Group is a privately held funeral home and memorialization company with cemeteries and funeral homes in California, Florida, Illinois, Ohio, Oklahoma, Tennessee and Washington.

As part of the purchase, NorthStar has agreed to pay the sum of $15,300,000 and assume certain liabilities.  In addition, we and VRM II will retain a portion of the cash currently on hand.  All proceeds from purchase agreement will be allocated between us and VRM II based on ownership percentage.  The closing of the purchase is contingent upon the Hawaii Department of Commerce and Consumer Affairs’ review of the transaction as well as certain other contingencies.  There can be no assurance that all of the contingencies will be met or that the closing of the purchase will be consummated.

At closing, $12,300,000 of the purchase price will be paid to us and VRM II and $3,000,000 of the purchase price will be placed into an interest bearing escrow account, and such amount will be disbursed upon the settlement of certain litigation and the issuance of a title insurance policy.  The Purchase Agreement contains customary representations and warranties and certain indemnity obligations on the part of ourselves, VRM IIand Northstar.  In addition, in the event certain indemnity obligations exceed $2,000,000 we and VRM II have certain rights to repurchase the membership interests in Hawaii Funeral Services, LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2010.

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

Our operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  See Note F – Real Estate Held for Sale and “Non-performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the current  level of our non-performing assets is a direct result of the deterioration of the economy and credit markets during the past several years.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy experienced a recovery in 2010 and early 2011, the commercial real estate markets in the areas where we make loans continued to suffer from depressed conditions.  These depressed conditions persist in 2011 as the weak economic recovery and the threat of a double dip recession has prevented a recovery of real estate values in our principal markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

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

During the nine months ended September 30, 2011, we funded four loans totaling approximately $3.1 million.  No loans were funded during the nine months ended September 30, 2010.  As of September 30, 2011, our loan-to-value ratio was 75.4%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio has been affected by declining real estate values, which have eroded the market value of our collateral.

As of September 30, 2011, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

On October21, 2011, we filed a notice of annual meeting of stockholders to be held December 15, 2011 for the following purposes:

1.	To elect two directors to serve until the 2014 Annual Meeting of Stockholders and until their successors are duly elected and qualify;

2.	To consider and vote upon the ratification of the appointment of JLK Partners, LLP as the independent registered public accountants of the Company for the fiscal year ending December 31, 2011;

3.
To consider and vote upon an amendment to the Company’s Bylaws to expand its investment policy to include investment in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property;

4.	To consider and vote upon an amendment to the Company’s charter to change the term of the Company’s existence from expiration December 31, 2020 to perpetual existence; and

5.	To transact such other business as may properly come before the meeting or any postponement or adjournment thereof.

The Company’s board of directors has fixed the close of business on October 17, 2011, as the record date for the determination of the stockholders entitled to notice of, and to vote at, the Annual Meeting and any postponement or adjournment thereof.  Only those stockholders of record of the Company as of the close of business on that date will be entitled to vote at the Annual Meeting or any postponement or adjournment thereof.

All stockholders are cordially invited to attend the Annual Meeting in person.  Whether or not you plan to attend, please authorize your proxy by on e of the methods described in the accompanying Proxy Statement.  Should you receive more than one proxy because your shares are registered in different names and addresses, each proxy should be voted to assure that all your shares will be voted.  You may revoke your proxy at any time prior to the Annual Meeting.  If you attend the Annual Meeting and vote by ballot, your proxy will be revoked automatically and only your vote in person at the Annual Meeting will be counted.

The Board of Directors of the Company has appointed a special committee to enter into negotiations with Vestin Realty Mortgage II, Inc. regarding a proposed stock for stock merger; however, the stock for stock ratio has not yet been determined.  The compensation that is being paid to the special committee is $17,500, plus $500 per meeting.  In addition, the Company entered into an Indemnification Agreement with each special committee member indemnifying each of them for any judgments, penalties, fines, settlements, and expenses related to any action or suit, or other proceedings threatened, pending or completed against such committee member.  In furtherance of the proposed merger, the Company has engaged Milestone Advisors, LLC as its financial advisor and Miles and Stockbridge as counsel to the special committee.  The primary purpose of the proposed merger is the potential cost savings and operating synergies that could be achieved through a combination with VRM II. Any decision with respect to the proposed merger with VRM II will be subject to the approval of the special committee and stockholders of Vestin VRM II as well as the approval of our special committee and stockholders.  There can be no assurance that the proposed merger will be consummated.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended September 30, 2011, to the three months ended September 30, 2010.

Total Revenues:  For the three months ended September 30, 2011, total revenues were approximately $0.1 million compared to approximately $0.2 million during the three months ended September 30, 2010, a decrease of approximately $0.1 million or 43%.  Revenues were primarily affected by the decrease in interest income.  Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of non-performing assets in our portfolio and the reduction in new lending activity.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2011.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:  For the three months ended September 30, 2011, total operating expenses were approximately $0.9 million compared to approximately $0.7 million during the three months ended September 30, 2010, an increase of approximately $0.2 million or 17%.  Expenses were primarily affected by an increase in provision for loan losses of approximately $0.6 million and offset by a decrease in professional fees of approximately $0.4 million.  The professional fees have decreased due to a significant decrease in pending litigation for the three months ended September 30, 2011 compared to the same period in 2010.

Total Non-Operating Income (Loss):  For the three months ended September 30, 2011, total non-operating income was approximately $0.3 million, compared to a loss of approximately $0.9 million during the three months ended September 30, 2010.  Total non-operating income was primarily affected by the following factors:

•
During the three months ended September 30, 2010, we recognized an impairment of our marketable securities – related party of approximately $0.5 million.  There was no comparable impairment during the same period in 2011.

•
During the three months ended September 30, 2010, we recognized a settlement expense of approximately $0.3 million related to the Nevada Lawsuit.  See Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  There was no comparable expense during the same period in 2011.

•
During the three months ended September 30, 2011, we recorded revenue of approximately $0.3 million from our investment in equity method investee held for sale, compared to a loss of $52,000 during the three months ended September 30, 2010.

Total Loss from Real Estate Held for Sale:  For the three months ended September 30, 2011, total losses from REO were approximately $0.2 million compared to approximately $0.1 million during the three months ended September 30, 2010, an increase of approximately $0.1 million or 172%.  The increase is mainly due to an increase in write downs on real estate held for sale during the three months ended September 30, 2011, compared to write downs on real estate held for sale during the three months ended September 30, 2010.

Comparison of Operating Results for the nine months ended September 30, 2011, to the nine months ended September 30, 2010.

Total Revenues:  For the nine months ended September 30, 2011, total revenues were approximately $0.4 million compared to approximately $0.9 million during the nine months ended September 30, 2010, a decrease of approximately $0.5 million or 59%.  Revenues were primarily affected by the decrease in interest income.  Interest income has been adversely affected by the level of non-performing assets in our portfolio and the reduction in new lending activity.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2011.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:  For the nine months ended September 30, 2011, total operating expenses were approximately $1.7 million compared to approximately $1.9 million during the nine months ended September 30, 2010, a decrease of approximately $0.3 million or 14%.  Expenses were primarily affected by an increase in provision for loan losses of approximately $0.5 million and offset by a decrease in professional fees of approximately $0.8 million.  The professional fees have decreased due to a significant decrease in pending litigation for the nine months ended September 30, 2011 compared to the same period in 2010.

Total Non-Operating Income:  For the nine months ended September 30, 2011, total non-operating income was approximately $0.9 million, compared to a loss of approximately $0.9 million during the nine months ended September 30, 2010.  Total non-operating income was primarily affected by the following factors:

•
During the three months ended September 30, 2010, we recognized an impairment of our marketable securities – related party of approximately $0.5 million.  There was no comparable impairment during the same period in 2011.

•
During the three months ended September 30, 2010, we recognized a settlement expense of approximately $0.3 million related to the Nevada Lawsuit.  See Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  There was no comparable expense during the same period in 2011.

•
During the three months ended September 30, 2011, we recorded revenue of approximately $0.7 million from our investment in equity method investee held for sale, compared to a loss of approximately $52,000 during the three months ended September 30, 2010.

Total Loss from Real Estate Held for Sale:  For the nine months ended September 30, 2011 and 2010, total losses from REO were approximately $0.5 million

For additional information see Note F–Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the nine months ended September 30, 2011, we did not declare any cash dividends.

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

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the nine months ended September 30, 2011:

For the Nine Months Ended
September 30, 2011
Net loss, as reported	$(850,000)
Add (deduct):
Provision for loan losses, net of recoveries	702,000
Write down of REO	273,000
Settlement of loan pursuant to troubled debt restructuring which was previously fully reserved	(986,000)
Total estimated taxable loss	(861,000)
Add : Estimated taxable loss attributable to TRS I, Inc.	--

Estimated REIT taxable loss	$(861,000)

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

During the nine months ended September 30, 2011, net cash flows used in operating activities approximated $1.8 million.  Operating cash flows were adversely impacted by the decrease in interest and other receivables of approximately $0.7 million, provision for loan loss of approximately $0.7 million, write-downs on real estate held for sale of approximately $0.3 million and income from equity method investee of approximately $0.7 million. Cash flows related to investing activities consisted of cash provided by loan and notes receivable payoffs of approximately $0.8 million, distributions from our investment in equity method investee held for sale of approximately $0.4 million,  cash used for purchases of investments in real estate loans of approximately $3.7 million, and purchase of marketable securities of approximately $0.5 million.  Cash flows from financing activities consisted of cash used in payment of notes payable of approximately $0.1 million and purchase of treasury stock of approximately $0.1 million.

At September 30, 2011, we had approximately $3.1 million in cash, and approximately $20.9 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of REO and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the nine months ended September 30, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  We are not obligated to purchase any additional shares.  As of September 30, 2011 and December 31, 2010, we had a total of 534,207 and 455,607, respectively, shares as treasury stock carried on our books at cost totaling $1.0 million and $0.9 million, respectively.  For more information about our stock repurchase program, see Part II, Item 2 below.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential.  The effective interest rates on all product categories range from 0% to 15%, as a result of troubled debt restructuring whereby, the total interest on one performing loan is being fully accrued and payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.  As of September 30, 2011 and December 31, 2010, we had investments in 15 and 12 real estate loans, respectively, with a balance of approximately $14.2 million and $12.3 million, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2011:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Notes payable (1)	$330,000	$330,000	$--	$--	$--
Total	$330,000	$330,000	$--	$--	$--

(1)	See Note I – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2011, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$151,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$753,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,506,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(151,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(753,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,506,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2011, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$142,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$710,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,420,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(142,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(710,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,420,000)

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of September 30, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.  During the third quarter of 2011, management was able to amend the Form 10-Q which included a restatement of previously issued consolidated financial statements for the quarter ended September 30, 2010. Additionally, management has established additional internal controls to further evaluate foreclosure transactions to assist in determining whether the accounting for the transaction should be reported on a consolidated basis. Management will continue to evaluate these additional internal controls to determine whether the material weakness discussed above has been remediated.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our manager deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of September 30, 2011, we had purchased 495,707 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling $1.0 million.  In addition, as part of a settlement agreement, we repurchased 38,500 shares of stock during January 2009, and classified them as treasury stock and incurred $107,000 in settlement expenses.  These shares are carried on our books at cost totaling $59,000 and are not part of the repurchase program.  As of September 30, 2011 and December 31, 2010, we had a total of 534,207 and 455,607, respectively, shares as treasury stock carried on our books at cost totaling $1.0 million and $0.9 million, respectively

The following is a summary of our stock purchases during the three months ended September 30, 2011, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
July 1 – July 31, 2011	--	$--	--	$4,013,475
August 1 – August 31, 2011	--	--	--	4,013,475
September 1 – September 30, 2011	--	--	--	4,013,475

Total	--	$--	--	$4,013,475

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.4	Indemnification agreement between VRM I and Daryl Idler
10.5	Indemnification agreement between VRM I and Donovan Jacobs
10.6	Indemnification agreement between VRM I and Kenneth Seltzer
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51964)
(5)	Incoporated herein by reference to the Form 8-K/A filed on November 14, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 14, 2011

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	November 14, 2011

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

Date: November 14, 2011

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

Date: November 14, 2011

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

(1)
The Registrant’s Report on Form 10-Q for the nine months ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: November 14, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage I, Inc.