Form 10-K
period 2011-12-31
Vestin Realty Mortgage I, Inc.
filed 2012-03-16
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Class	Market Value as of June 30, 2011
Common Stock, $0.0001 Par Value	$7,735,848

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 16, 2012
Common Stock, $0.0001 Par Value	6,340,859

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

At our annual meeting held on December 15, 2011, a majority of the shareholders voted to amend our Bylaws to expand our investment policy to include investments in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property. A majority of the shareholders also voted to amend our charter to change the terms of our existence from its expiration date of December 31, 2020 to perpetual existence. As a result we will begin to acquire, manage, renovate, reposition, sell or otherwise invest in real property or acquire entities involved in the ownership or management of real property.

As of December 31, 2011, we operated as a real estate investment trust (“REIT”).  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940.  As a REIT, we are required to have a December 31 fiscal year end.  Our  Board of Directors has been exploring releasing our status as a REIT.  We expect a resolution will be made by March 30, 2012 to terminate our REIT status based on legal advice to be received by this date. As such, the Company will not be taxed as a REIT for the year ending December 31, 2012.  The required filings to make this resolution effective have been prepared and submitted to the Internal Revenue Service as of the date of this filing.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, who is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which is majority-owned by Vestin Group.  Vestin Originations continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, including Vestin Originations and Advant Mortgage, LLC (“Advant”), both licensed Nevada mortgage brokers, which are indirectly majority by Mr. Shustek.

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

On January 21, 2011, Eric Bullinger was appointed as our new CFO by the Board of Directors, pursuant to the terms of our agreement with Strategix Solutions, which was responsible for designating, subject to the approval of our Board of Directors, a new CFO for the Company.  From May 21, 2010, until January 21, 2011, our current CEO, Mr. Shustek, was acting as our interim CFO.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2011, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans.  As of December 31, 2011, approximately 52% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Real Estate Loan Objectives

As of December 31, 2011, our loans were in the following states: Arizona, California, Colorado, Nevada, Oregon and Texas.  The loans we invest in are selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans has been higher than those generally experienced in the mortgage lending industry.  Because of our willingness to fund riskier loans, borrowers are generally willing to pay us an interest rate that is above the rates generally charged by other commercial lenders.  We invest a significant amount of our funds in loans in which the real property, held as collateral, is not generating any income to the borrower.  The loans in which we invest are generally riskier because the borrower’s repayment depends on their ability to refinance the loan or develop the property so they can refinance the loan.

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

When selecting real estate loans for us, our manager generally adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.  Priority of Loans.  Our policy is to secure most of our loans by first deeds of trust.  First deeds of trust are loans secured by a full or divided interest in a first deed of trust secured by the property.  We will not invest in any loan that is junior to more than one loan.

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

3.  Terms of Real Estate Loans.  Our loans as of December 31, 2011, had original terms of 2 months to 36 months, excluding extensions.  Most of our loans are for an initial term of 12 months.  Generally, our original loan agreements permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  The weighted average term of outstanding loans, including extensions, at December 31, 2011, was 20 months.

As of December 31, 2011 and 2010, most of our loans provided for payments of interest only, some of which have accrued interest, with a “balloon” payment of principal payable in full at the end of the term.  In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2011 and 2010 we had no investments in real estate loans that had interest reserves.

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

As of December 31, 2011, 93% our loans were loans in which we participated with other lenders, most of whom are our affiliates.

8.  Diversification.  We voluntarily comply with applicable NASAA Guidelines, unless otherwise approved by the independent members of our board of directors, which provide that we neither invest in or make real estate loans on any one property, which would exceed, in the aggregate, an amount equal to 20% of our stockholders’ equity, nor may we invest in or make real estate loans to or from any one borrower, which would exceed, in the aggregate, an amount greater than 20% of our stockholders’ equity.  As of December 31, 2011, our single largest investment in real estate loans, Barger Road Cottages, LLC, accounted for approximately 22% of our stockholders’ equity.  When funded during December, 2007, this loan constituted less than 20% of our stockholders’ equity.  However, our loan portfolio has declined in size primarily due to sales, foreclosures and modifications.  The loan’s interest rate was at 12% per annum and as of December 31, 2011, our portion of the outstanding balance of the loan was approximately $4.4 million.  During July, 2008 this loan was deemed non-performing.  For additional information regarding the above non-performing loan, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Report Form 10-K.

As of December 31, 2011, we had loans with common guarantors.  For additional information regarding loans with common guarantors see Note C – Financial Instruments and Concentrations of Credit Risk of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Report Form 10-K.

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

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2011, none of our loans had a prepayment penalty, although eight of our loans, totaling approximately $9.1 million, had an exit fee.  Out of the eight loans with an exit fee, four loans, totaling approximately $7.6 million, were considered non-performing as of December 31, 2011.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

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

Interest Reserves

We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing.  The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances.  At December 31, 2011, we had no investments in real estate loans that had interest reserves.

Balloon Payment

As of December 31, 2011, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

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

Real Estate Investment Objectives

As of December 31, 2011, we had not purchased any real estate properties. Investments in commercial properties will be primarily in Nevada, Arizona, California, Oregon and Texas or in other areas of the Southwestern and Western part of the United States. Properties acquired may include, but are not limited to, office buildings, shopping centers, business and industrial parks, manufacturing facilities, multifamily properties, warehouses and distribution facilities, motel and hotel properties and recreation and leisure properties. We will not invest in unimproved land or construction or development of properties. We intend to lease properties owned by us and to hold properties until such time as we believe it is the optimal time to capitalize on the capital appreciation of our properties.

We intend to invest principally in properties that generate current income.  Potential gain on sale of appreciated properties will be a secondary objective.

Acquisition and Investment Strategies

Capitalizing on Availability of Properties

We believe that excellent opportunities exist in our target markets in the Southwestern United States to acquire quality properties at significant discounts. Some of these properties should exhibit stable cash flow, but are currently underperforming. We intend to generate value by improving cash flows through aggressive leasing, asset management and repositioning of the property.  We will acquire these properties directly from owners, through the foreclosure process, or from financial institutions holding foreclosed real estate.

Maximizing Value of Acquired Properties

We will seek to reposition properties that we acquire through strategic renovation and re-tenanting such properties.  Repositioning of properties may be accomplished by (1) stabilizing occupancy; (2) upgrading and renovating existing structures; and (3) investing significant efforts in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.  We currently do not intend to engage in significant development or redevelopment of properties as the costs of development and redevelopment may exceed the cost of properties that we acquire.

Southwestern and Western United States Focus

Our acquisition efforts will occur in the Southwestern and Western United States, primarily in Nevada, California and Arizona. These regions have recently experienced severe economic distress, which has in turn led to significant declines in real estate values.  We believe such factors have created a significant pipeline of acquisition opportunities.  Despite the recent downturn, we believe these regions have fundamentally diverse and dynamic economies that hold the potential to recover significantly as the overall economy in the United States improves and that such recovery will in turn improve the real estate markets in these regions.

Focus on Strong Property and Submarket Fundamentals

We will seek to acquire properties that present strong characteristics that we believe are essential for a successful real estate investment. These include:

•	an attractive location in established markets;

•	desirable physical attributes such as a contemporary design and function, adequate parking, flexible and efficient floor plans and environmentally friendly design; and

•	a strong multi-tenant base with limited exposure to significant tenant concentrations.

Apply a Disciplined Underwriting Process

We intend to utilize a disciplined underwriting process in our evaluation of potential property acquisitions. In evaluating a property’s cash flow potential, we intend to use conservative assumptions regarding future cash flow, taking into account not only current rents but future rents that may be negotiated at a discount during the current market downturn, the credit worthiness of tenants and other factors that may affect cash flow, which we believe our management team is well positioned to understand. We also intend to utilize assumptions regarding the timing and level of a market recovery that we believe to be conservative.  We intend to acquire properties that are able to provide returns, regardless of when a market recovery occurs, with potential for cash flow improvement and capital appreciation.

Leasing

The terms and conditions of any lease we enter into with our tenants may vary substantially. However, we expect that our leases will conform with the standard market practices in the geographic area where the property is located. We expect to execute new tenant leases and tenant lease renewals, expansions and extensions with terms that are dictated by the current market conditions. If it is economically practical, we may verify the creditworthiness of each tenant. If we verify the creditworthiness of each tenant, we may use industry credit rating services for any guarantors of each potential tenant. We may also obtain relevant financial data from potential tenants and guarantors, such as income statements, balance sheets and cash flow statements. We may require personal guarantees from shareholders of our corporate tenants. However, there can be no guarantee that the tenants selected will not default on their leases or that we can successfully enforce any guarantees.

Financing Sources

We will seek financing from a variety of sources to fund our potential acquisitions.  Such sources may include cash on hand, cash flow from operating activities and cash proceeds from any public offering or private placement of equity or debt securities.  We may also seek to obtain a revolving credit facility and other secured or unsecured loans to fund acquisitions.  We cannot provide any assurance that we will be successful in obtaining any financing for all or any of our potential acquisitions.

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

In addition, we may enter into structured arrangements with other lenders in order to provide them with a senior position in real estate loans that we might jointly fund.  For example, we might establish a wholly owned special purpose corporation that would borrow funds from an institutional lender under an arrangement where the resulting real estate loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation.  This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded real estate loans.

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

We consider our direct competitors to be the providers of real estate loans who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by other financial institutional lenders such as commercial banks.  Many of the companies against which we compete have substantially greater financial, technical and other resources than either our company or our manager that may allow them to enjoy significant competitive advantages.  Competition in our market niche depends upon a number of factors, including terms and interest rates of a loan, the price of a property, speed of loan processing and closing escrow on properties, cost of capital, reliability, quality of service and support services.

Regulation

We are managed by Vestin Mortgage, subject to the oversight of our board of directors, pursuant to the terms and conditions of our Management Agreement.  Vestin Originations and Advant, affiliates of Vestin Mortgage, operate as a mortgage brokers and are subject to extensive regulation by federal, state and local laws and governmental authorities.  Mortgage brokers we may use conduct their real estate loan businesses under a license issued by the State of Nevada Mortgage Lending Division.  Under applicable Nevada law, the division has broad discretionary authority over the mortgage brokers’ activities, including the authority to conduct periodic regulatory audits of all aspects of their operations.

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

Because our business is regulated, the laws, rules and regulations applicable to us are subject to modification and change.  There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to invest in or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans, or otherwise adversely affect our business or prospects.

Employees

We have no employees.  Our manager has provided and will continue to provide most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2011, the Vestin entities had a total of 12 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford, a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2011, Strategix Solutions dedicates to us a total of three employees.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

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

Risks Related to Our Business

Real Estate Loan

Current economic conditions have increased the risk of defaults on our loans.  Defaults on our real estate loans have reduced our revenues and may continue to do so in the future.

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers.  Our performance has been and will continue to be directly impacted by any defaults on the loans in our portfolio.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans has been higher than those generally experienced in the real estate lending industry.  A sustained period of increased defaults over the past several years has adversely affected our business, financial condition, liquidity and the results of our operations and may continue to do so in the future.

Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, impair our ability to pay dividends to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

The recent recession and constraints in the credit markets adversely affected our operating results and financial condition.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans have been higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  The recent recession adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds led to an increase in defaults on our loans.  Furthermore, problems experienced in the U.S. credit markets starting in the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems persist in the markets we are serving, making it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, an extended period of illiquidity in the credit markets has resulted in a material increase in the number of our loans that are not paid back on time.  A continuation of increased delinquencies, defaults or foreclosures will have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.  The recovery of the general economy has not yet resulted in a material improvement of the real estate markets in many of our principal markets.  In addition, the recession slowed economic activity, resulting in a decline in new lending. Continuation of depressed conditions in the principal markets we serve may result in our continuing to fund fewer loans, thereby reducing our opportunities to generate interest income.

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

We depend upon our real estate security to protect us on the loans that we make.  We depend upon the skill of independent appraisers to value the security underlying our loans.  However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events.  Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower.  Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  Since the summer of 2007, there has been a significant decline in real estate values in many of the markets where we operate, resulting in a decline in the estimated value of the real estate securing our loans.  Such decline may continue in several of the principal markets in which we operate.

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

Our loan portfolio is concentrated in the Western states, several of which have not recovered from in the recent recession.  Lack of geographical diversification increases our vulnerability to market downturns.

Commercial real estate markets in the states related to our loan portfolio have suffered significantly during the recent recession, with declining real estate values and high rates of default on real estate loans.  Our loan concentration in these states has increased our vulnerability to the troubled real estate markets.  Real estate markets vary greatly from location to location and our manager has limited experience outside of the Western and Southwestern United States.  Any effort to expand into new geographical regions could be complicated by our manager’s lack of experience in such regions.

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

An increased percentage of our loan portfolio consists of second deeds of trust, which generally entail a higher degree of risk than first deeds of trust.

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  However, as a result of sales, foreclosures and modifications of loans secured by first deeds of trust, our loans secured by second deeds of trust have exceeded these percentages.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans that we will not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  If we are unable to collect the amounts secured by second deeds of trust, our operating results will suffer and we will have less funds available to distribute to shareholders.

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

Our real estate loans are not readily marketable, and we expect no secondary market to develop.

Our real estate loans are not readily marketable, and we do not expect a secondary market to develop for them.  As a result, we will generally bear all the risk of our investment until the loans mature.  This will limit our ability to hedge our risk in changing real estate markets and may result in reduced returns to our investors.

The terms of any indebtedness we incur may increase our operating risk and may reduce the amount we have available to distribute to stockholders.

We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time.  The terms of any additional indebtedness we incur may vary.  However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us.  As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss that will result in a decrease of the amount available for distribution.  In addition, we may enter into securitization arrangements in order to raise additional funds.  Such arrangements could increase our leverage and adversely affect our cash flow and our ability to declare dividends.

There is a substantial risk that we would be unable to raise additional funding if needed to meet our obligations or expand our loan portfolio.

Our ability to borrow funds to meet obligations or expand our loan portfolio is doubtful in light of current market conditions.  In addition, our ability to raise funds through an equity financing would be hindered by the current price of our stock.  As a result, our ability to grow is constrained and we must depend upon our internal resources to meet our obligations.  If we raise capital through an equity offering, this may result in substantial dilution to our current stockholders.  Any debt financing may be expensive and might include restrictive covenants that would constrain our ability to declare dividends to our shareholders.  We may not be able to raise capital on reasonable terms, if at all, in the current market environment.

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

•	The borrower’s right of redemption during foreclosure proceedings can deter the sale of our collateral and can for practical purposes require us to manage the property;

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights;

•	The rights of senior or junior secured parties in the same property can create procedural hurdles for us when we foreclose on collateral;

•	Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business;

•           We may not be able to pursue deficiency judgments after we foreclose on collateral; and

•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

By becoming the owner of property, we have and may continue to incur additional obligations, which may reduce the amount of funds available for distribution.

We intend to own real property.  Acquiring a property at a foreclosure sale may involve significant costs.  If we foreclose on the security property, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property.  We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings.  In addition, significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made on any property we own regardless of whether the property is producing any income.

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

Bankruptcy of a Borrower

If a borrower becomes a debtor under bankruptcy law, either voluntarily or involuntarily, an automatic stay of all proceedings against the borrower's property will be in effect.  This stay will prevent us, or our related entities, from foreclosing on the property until relief from the stay can be obtained from the bankruptcy court.  No guarantee can be given that the bankruptcy court will lift the stay, and significant legal fees and costs may be incurred in attempting to obtain such relief.  Further, in certain bankruptcy reorganization plans, the bankruptcy court may modify the terms of the loan as part of a reorganization plan of the debtor.  In the event a loan is unsecured, the Bankruptcy Court may wipe out the debt owing to us altogether.

Risk of Legal Claims

Lawsuits may damage our ability to meet our obligations to you. We are exposed to legal claims in the ordinary course of our business. Claims by borrowers in default or disappointed investors or others may require the time and attention of our management and could result in adverse judgments which would damage our financial condition and impair our ability to make principal and interest payments on the Notes.

Real Estate Investments

Unsettled market conditions may persist, which could result in significant losses on any properties we acquire, thereby adversely affect our financial condition and results of operations.

The economy remains unsettled, with growth prospects uncertain because of high unemployment and depressed conditions in several of the real estate markets where we intend to acquire properties, primarily in the Southwestern and Western parts of the United States.  Should real estate markets in the areas we purchase in continue to struggle, there is a significant risk that any real estate investments we make may prove unprofitable.  An economic slowdown may result in decreased demand for space in the properties we acquire, forcing us to lower rents or provide tenant improvements at our expense or provide other concessions or additional services to attract tenants in any of our properties that have excess supply. Further deterioration in the real estate market after we acquire properties may result in a decline in the market value of our properties or cause us to experience other losses related to our assets, which may adversely affect our results of operations.

Our Manager’s experience is primarily in real estate secured lending, not acquiring real estate.

Our Manager is primarily engaged in the business of making real estate secured loans.  It has relatively limited experience operating a business that invests in real estate.  Most of this experience relates to its management of Vestin Fund III, LLC (“Fund III”), a company which was engaged both in lending and acquiring real estate.   While our Manager has gained experience in managing and repositioning properties acquired through foreclosure, its limited experience running a business that seeks to identify suitable properties for investment may result in our acquiring properties that prove to be bad investments.

Our relatively small size may result in a portfolio of investments which lacks diversification.

Because of our relatively small size compared to many of our competitors, the aggregate number of properties we are able to acquire at any given time will be limited.  In addition, we may not be successful in obtaining financing to fund our acquisitions.  Accordingly, our portfolio of acquired properties may lack diversification.  If our portfolio is not diversified, any loss experienced on one or more properties can be expected to have a material adverse effect on our stockholders’ equity and our results of operations.

We may incur debt to acquire properties and our cash flow may not be sufficient to make required payments on any such debt or repay such debt as it matures.

We may rely on debt financing for a portion of the purchase price of properties we acquire. Depending on the level of debt that we incur, we may be required to dedicate a substantial portion of our funds from operations to servicing our debt, and our cash flow may be insufficient to meet required payments of principal and interest. If a property is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies. In addition, if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, our cash flow may not be sufficient to repay maturing debt. We do not anticipate that any debt we may incur will require significant principal payments prior to maturity. However, we may need to raise additional equity capital, obtain secured or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our debt as it matures. We cannot assure you that these sources of financing or refinancing will be available to us at reasonable terms or at all. Our inability to obtain financing or refinancing to repay our maturing debt, and our inability to refinance existing debt on reasonable terms, may require us to make higher interest and principal payments, issue additional equity securities, or sell some of our assets on disadvantageous terms, all or any of which may result in foreclosure of properties, partial or complete loss on our investment and otherwise adversely affect our financial conditions and results of operations.

We will face significant competition in our efforts to acquire properties.

Our acquisition strategy is focused on commercial real estate, and we will face significant competition from other investors, REITs, hedge funds, private equity funds and other private real estate investors with greater financial resources and access to capital than available to us.  A number of funds have recently been formed for the specific purpose of investing in commercial real estate.  We may not be able to compete successfully for investments with larger, better capitalized firms or with companies that have extensive contacts in the real estate industry. In addition, the number of entities and the amount of purchasers competing for suitable investments may increase, all of which could result in competition for accretive acquisition opportunities and adversely affect our acquisition plans.  Significant competition for distressed properties could also have the effect of driving up the prices of such properties, thereby making it more difficult to acquire properties at a deep discount to intrinsic value.

The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

The properties we acquire will be subject to property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of the properties, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes.

Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.

The Americans with Disabilities Act, or ADA, and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify the properties we acquire.  Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other laws, or in connection with lawsuits brought by private litigants.

We may face intense competition for tenants at the properties we acquire.

We may face competition from developers, owners and operators of commercial real estate who may own properties similar to ours in the same markets where we acquire properties.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we expect to charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. This competitive environment could have a material adverse effect on our ability to lease our properties or any newly developed or acquired property, as well as on the rents charged.

The properties we acquire may expose us to unknown liabilities, which could harm our growth and future operations.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants, causing a decline in operating revenues and reducing cash available for debt service and distributions to stockholders.

To the extent adverse economic conditions continue in the real estate market and demand for commercial space remains low, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenues from operations and reduce cash available for debt service and distributions to stockholders.

We may face potential difficulties or delays renewing leases or re-leasing space to tenants, which could adversely affect our cash flow and revenues.

We will depend upon rents received from our tenants to generate income from our acquired properties.  If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments.  As a result, our cash flow could decrease and our ability to make distributions to our stockholders could be adversely affected.

Properties that have significant vacancies could be difficult to sell, which could diminish our return on investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues.  In addition, the resale value of the property could be diminished because the market value of a particular property may depend principally upon the value of the leases of such property.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Real estate investments, especially commercial properties, are relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell a property or properties quickly or on favorable terms, or otherwise promptly change our portfolio, in response to changing economic, financial and investment conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties and sell an unprofitable property could adversely affect our cash flows and results of operations, thereby limiting our ability to make distributions to our stockholders.

Rising energy costs may have an adverse effect on our operations and revenue.

Electricity and natural gas, the most common sources of energy used by commercial buildings, are subject to significant price volatility. In recent years, energy costs, including energy generated by natural gas and electricity, have fluctuated significantly. Some of our properties may be subject to leases that require our tenants to pay all utility costs while other leases may provide that tenants will reimburse us for utility costs in excess of a base year amount. It is possible that some or all of our tenants will not fulfill their lease obligations and reimburse us for their share of any significant energy rate increases and that we will not be able to retain or replace our tenants if energy price fluctuations continue. Also, to the extent under a lease we agree to pay for such costs, rising energy prices will have a negative effect on our results of operations, cash flows and ability to make distributions to our stockholders.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows.

We plan to maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by lenders), extended coverage and rental loss insurance with respect to our acquired properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a property. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of the loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, we may determine not to insure some or all of our properties at levels considered customary in our industry and which would expose us to an increased risk of loss. As a result, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the value of our common stock may be adversely affected.

Environmental liabilities are possible and can be costly.

Federal law imposes liability on a landowner for the presence of improperly disposed hazardous substances on the landowner’s property. This liability is without regard to fault for or knowledge of the presence of such substances and may be imposed jointly and severally upon all succeeding landowners from the date of the first improper disposal. The laws of the states and localities in which we may acquire properties may have similar or additional requirements. We cannot assure that hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by present or future state and federal laws and regulations) will not be discovered on properties during our ownership or after sale to a third party.  If such hazardous materials are discovered on a property, we may be required to remove those substances or sources and clean up such affected property. We may incur full recourse liability for the entire cost of any such removal and cleanup. We cannot assure you that the cost of any such removal and cleanup would not exceed the value of the property or that we could recoup any such costs from any third party. We may also be liable to tenants and other users of the affected property and to owners, tenants or users of neighboring properties, and it may find it difficult or impossible to sell the affected property prior to or following any such cleanup.

We intend to rely on the knowledge of our management team in making investment decisions.

We are relying on the ability of our management, including our Manager and its management, our executive officers, and the Board. All aspects of the management of the Company are entrusted to the Manager, our executive officers, and the Board. We intend to rely on the knowledge of our management team concerning our target markets in the Southwestern and Western parts of the United States. We may determine whether or not to invest in specific properties based entirely on our executives’ knowledge of a given real estate market.  In the event that we lose one or more of our executive officers or terminate the relationship with our Manager, it could have a material adverse impact on our business and our results of operations.

We may participate in joint venture investments, which have additional risk.

We may participate in joint ventures with non-affiliated persons. Our investment in joint ventures which own properties, instead of investing directly in the properties itself, may involve additional risks including, but not limited to:

•	the possibility that our partner might become bankrupt;

•	the possibility that our partner may at any time have economic or business interests or goals which are inconsistent or compete with the business interests or goals of the Company; or

•	the possibility that our partner may be in a position to take action contrary to our instructions, requests, policies or objectives.

Among other things, actions by such a partner might have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement, might expose us to liabilities of the joint venture in excess of our proportionate share of such liabilities or might have other adverse consequences for the Company. There is an additional risk that joint venturers may not be able to agree on matters relating to the property they own, and that unresolved disputes may delay the joint venture’s ability to act and result in substantial costs to the joint venturers.

We may also from time to time participate jointly with investment programs or other entities sponsored by the Manager or one of its affiliates. The risks of such joint ownership may be similar to those mentioned above.  However, the Company or the Manager may also experience difficulty in enforcing the Company’s rights in the joint venture due to the obligations that the Manager or our directors or officers may owe to the other partner in such a joint venture.

Increasing numbers of loan defaults may negatively impact our business.

The regions in which we intend to operate have experienced a marked increase in the number of loans that are in default or are at risk of default. If levels of defaults remain high or rise further, our business may be negatively affected in a number of ways. As a holder of loans, we may experience significant losses due to defaults by borrowers. Defaults may also make obtaining financing more difficult. This may hinder our ability to acquire properties with financing and may also make it difficult for us to resell properties we acquire.  Potential buyers may be unable to obtain financing on acceptable terms, with the result that the demand for our properties may be reduced and resale prices may be depressed. Additionally, sales of properties at reduced prices will lower the value of comparable properties. As defaults rise, foreclosures may negatively impact the value of the properties in which we invest. We may lose some or all of our investment in these properties as a result.

Conflicts of Interest Risks

Our manager and its affiliates face conflicts of interest arising from fees received from our real estate assets.

Affiliated or non-affiliated mortgage brokers receive substantial fees from borrowers on real estate loans that we invest in that would otherwise increase our returns.  Many of these fees are paid on an up-front basis.  In some cases, the mortgage brokers or our manager may be entitled to additional fees for loan extensions or modifications and loan assumptions, reconveyances and exit fees.  The mortgage brokers’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans.  Our interests may diverge from those of our manager, affiliated or non-affiliated mortgage brokers and Mr. Shustek when our manager decides whether we should charge the borrower higher interest rates or our manager’s affiliates should receive higher fees from borrowers and to the extent that the mortgage brokers benefit from up-front fees that are not shared with us.

Our manager and/or its affiliates may receive substantial fees from us for their services in connection with the acquisition, disposition and management of commercial real estate properties. These fees could influence our manager and the recommendations that it makes in investing in a particular property or may result in paying a higher purchase price for the property than it would otherwise recommend if it did not receive fees. The fees may also influence our manager to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. These fees are payable regardless as to the quality of the underlying real estate or property management services and our manager has considerable discretion with respect to the acquisition, disposition and leasing of our real estate properties.

We rely on our manager to manage our day-to-day operations and select our real estate assets for investment.

Our ability to achieve our investment objectives and to pay dividends to our shareholders depends upon our manager’s and its affiliate’s performance in obtaining, processing, making and brokering loans and the selection  of commercial real estate properties for us to invest in and determining the financing arrangements for borrowers and the acquisition of commercial properties.  Stockholders have no opportunity to evaluate information on properties that we acquire or the financial status and creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans and commercial properties.  We pay our manager an annual management fee of up to 0.25% of our aggregate capital received by us from the sale of shares or membership units.  This fee is payable regardless of the performance of our loan portfolio or commercial properties.  Our manager’s duties to our stockholders are generally governed by the terms of the Management Agreement, rather than by common law principles of fiduciary duty.  Moreover, our manager is not required to devote its employees’ full time to our business and may devote time to business interests competitive to our business.

Our success depends on certain key personnel, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of Michael V. Shustek (Chief Executive Officer and President). Mr. Shustek has extensive experience in our line of business, extensive market contacts and familiarity with our company.  If Mr. Shustek were to cease his employment with our manager, he might be difficult to replace and our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Our future success also depends upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and in the acquisition, disposition and management of real properties, the selection of tenants for our real properties and the determination of any financing arrangements and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

We expect to invest in real estate assets consisting of loans and, commercial properties when one or more other companies managed by our manager are also investing in real estate loans and commercial properties.  There is a risk that our manager may select for us a real estate  asset investment that provides lower returns than an investment purchased by another program or entity managed by our manager.  Our manager is also the manager of VRM II and Fund III.  VRM II is a company with investment objectives similar to ours and Fund III is in the process of an orderly liquidation of its assets.  There are no restrictions or guidelines on how our manager will determine which real estate assets are appropriate for us and which are appropriate for VRM II or another company that our manager manages.  Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

Our manager may face conflicts of interest in considering a possible combination of the Company with VRM II.

VRM II is a company that engages in making mortgage loans similar to the loans that we make and is managed by our manager.  There may be cost savings and operating synergies that could be achieved by our combination with VRM II.  Our management has evaluated issues relevant to a proposed combination; however at this time, no decision has been made with respect to whether the proposed combination will take place.  Since our manager owes a duty to the investors in each of these entities, it could face a conflict of interest in considering such a combination.  Any decision with respect to the proposed combination with VRM II will be subject to the approval of the independent directors and stockholders of VRM II as well as the approval of our Board of Directors and stockholders.

ITEM 2.	PROPERTIES

Our manager shares office facilities through a sublease, in Las Vegas, Nevada, with its parent corporation, Vestin Group.  In March 2010, Vestin Group entered into a ten–year lease agreement with a borrower for office facilities in Las Vegas, Nevada.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note M- Legal Matters Involving The Manager and Note N - Legal Matters Involving The Company in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol VRTA and began trading on June 1, 2006.  The price per share of common stock presented below represents the highest and lowest sales price for our common stock on the Nasdaq Global Market.

2010	High	Low

First Quarter	$1.12	$1.05
Second Quarter	$1.49	$0.92
Third Quarter	$1.26	$0.87
Fourth Quarter	$1.20	$0.93

2011	High	Low

First Quarter	$1.74	$1.40
Second Quarter	$1.54	$1.02
Third Quarter	$1.37	$1.01
Fourth Quarter	$1.29	$0.86

Holders

As of March 16, 2012, there were approximately 727 holders of record of 6,340,859 shares of our common stock.

Dividend Policy

In order to maintain its qualification as a REIT under the Code, were required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the dividends made deduction and by excluding net capital gain).  In August 2006, our board of directors voted to authorize a Dividend Declaration Policy that allows, at the Company’s discretion, for dividends to be declared monthly instead of quarterly.  During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the years ended December 31, 2011 or 2010.  In light of our accumulated losses, we do not expect them to be reinstating dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  We are not obligated to purchase any additional shares.  As of December 31, 2011 and 2010, we had a total of 534,207 and 455,607, respectively, shares as treasury stock carried on our books at cost totaling $1.0 million and $0.9 million, respectively.

The following is a summary of our stock purchases during the three months ended December 31, 2011, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
October 1 – October 31, 2011	--	$--	--	$4,013,475
November 1 – November 30, 2011	--	--	--	4,013,475
December 1 – December 31, 2011	--	--	--	4,013,475

Total	--	$--	--	$4,013,475

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2011 and 2010.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K and our reports on Form 10-Q, Part I, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-K.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties of this Quarterly Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of December 31, 2011, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.8 million, net of allowance for loan losses of approximately $3.7 million.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $6.2 million or 30% of our total assets as of December 31, 2011, as compared to approximately $12.0 million or 50% of our total assets as of December 31, 2010.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

We believe that the significant level of our non-performing assets is a direct result of the deterioration of the economy and credit markets during the past several years.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy has improved, the commercial real estate markets in the areas where we make loans continued to suffer from depressed conditions.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

Continued weakness in the commercial real estate markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in further defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure addition loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

As of December 31, 2011, our loan-to-value ratio was 68%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of December 31, 2011, we have provided a specific reserve allowance for four non-performing and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of December 31, 2011, our loans were in the following states: Arizona, California, Colorado, Nevada, Oregon and Texas.

At our annual meeting held on December 15, 2011, a majority of the shareholders voted to amend our Bylaws to expand our investment policy to include investments in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property. A majority of the shareholders also voted to amend our charter to change the terms of our existence from its expiration date of December 31, 2020 to perpetual existence. As a result we will begin to acquire, manage, renovate, reposition, sell or otherwise invest in real property or acquire entities involved in the ownership or management of real property.

We are currently exploring the possibility of a stock for stock merger with VRM II.  A special committee of our board of directors, consisting solely of independent directors, has been appointed to evaluate and negotiate the potential merger.  The special committee has engaged independent financial and legal advisors to assist in this process.  Any such proposed merger would be subject to the approval of our shareholders as well as the shareholders of VRM II.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2011

Total Revenue:	2011	2010	$ Change	% Change
Interest income from investment in real estate loans	$480,000	$932,000	$(452,000)	(48%)
Recovery of allowance for doubtful notes receivable	41,000	10,000	31,000	310%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	97,000	--	97,000	100%
Other Income	2,000	57,000	(55,000)	(96%)
Total	$620,000	$999,000	$(379,000)	(38%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011.  We anticipate that the activity in our loan portfolio will produce an increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 will be sustained in the future.  Scheduled payments on fully allowed for notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.

For additional information see Note D – Investments in Real Estate Loans and Note I -  Notes Receivable of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Operating Expenses:	2011	2010	$ Change	% Change
Management fees – related party	$277,000	$277,000	$--	--
Provision for loan loss	789,000	789,000	--	--
Interest expense	25,000	6,000	19,000	317%
Professional fees	409,000	1,110,000	(701,000)	(64%)
Provision for doubtful accounts related to receivable	--	(3,000)	3,000	(100%)
Insurance	231,000	241,000	(10,000)	(4%)
Consulting	103,000	37,000	66,000	178%
Other	177,000	302,000	(125,000)	(41%)
Total	$2,011,000	$2,759,000	$(748,000)	(27%)

Professional fees decreased significantly due to a reduction in pending litigation.  Interest expense increased in 2011 due to a note payable obtained in late 2010 which has been paid off by maturity date of December 2011.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note N – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Non-operating income (loss):	2011	2010	$ Change	% Change
Interest income from banking institutions	$6,000	$1,000	$5,000	500%
Discounted professional fees	280,000	--	280,000	100%
Income from equity investee held for sale	718,000	60,000	658,000	1,096%
Impairment of marketable securities – related party	(247,000)	(543,000)	296,000	(55%)
Settlement expense	--	(343,000)	343,000	(100%)
Total	$757,000	$(825,000)	$1,582,000	192%

During 2011 we recorded discounts received related to past legal bills of approximately $0.3 million.  There was no comparable discount during the 2010.  We also experienced an increase in revenue received from equity investee held for sale in 2011 compared to 2010.  In 2011, we held the investment in the equity method investee held for sale for 11 months until sold on December 1, 2011, as opposed to holding this investment for only three months during 2010.  In 2011 we recognized an impairment of our marketable securities – related party of approximately $0.3 million and in 2010 a similar impairment of approximately $0.6 million.  During 2010 we recognized a settlement expense of approximately $0.3 million related to the Nevada Lawsuit.  There was no comparable expense in 2011.

See Note E — Investment In Marketable Securities – Related Party and Note N – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Income (loss) from real estate held for sale:	2011	2010	$ Change	% Change
Net gain on sale of real estate held for sale	$316,000	$12,000	$304,000	2,533%
Income from guarantors related to real estate held for sale	--	1,000	(1,000)	(100%)
Expenses related to real estate held for sale	(291,000)	(234,000)	(57,000)	(24%)
Write-downs on real estate held for sale	(462,000)	(685,000)	223,000	33%
Total	$(437,000)	$(906,000)	$469,000	52%

During 2011 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  The overall decrease in losses from discontinued operations was primarily affected by a decrease in write-downs on real estate held for sale, offset by an increase in expenses related to real estate held for sale.  The decrease in write-downs on real estate held for sale is due to current appraisals reflecting a current value closer to the recorded value of asset.

See Note F — Real Estate Held For Sale and Note G – Investments in Equity Method Investee Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes.  Subject to a 3% reserve, we generally seek to use all of our available funds to invest in real estate assets.  Distributable cash flow generated from such loans is paid out to our stockholders, in the form of a dividend.  We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months.  We may pay our manager an annual management fee of up to 0.25% of our aggregate capital received by us and Fund I from the sale of shares or membership units.

During the year ended December 31, 2011, net cash flows used in operating activities approximated $1.7 million.  Operating cash flows were adversely impacted by the decrease in interest and other receivables of approximately $0.6 million and the payment of prior accounts payable and accrued liabilities balances of approximately $1.4 million which mainly consisted of payment of legal bills and reversal of prior accrued liabilities, while positively affected by an overall decrease in our operating expenses during the year ended December 31, 2011, as compared to 2010. Cash flows related to investing activities consisted of cash provided by loan and notes receivable payoffs and sales of investments in real estate loans to third parties of approximately $2.6 million, distributions from our investment in equity method investee held for sale of approximately $0.4 million, proceeds from note receivable or approximately $0.1 million, extension fees related to the sale of real estate held for sale of approximately $26,000, and the proceeds from the sale of our investment in equity method investee held for sale of approximately $5.7 million, cash used for purchases of investments in real estate loans of approximately $7.5 million, and purchase of marketable securities of approximately $0.6 million.  Cash flows from financing activities consisted of cash used in payment of notes payable of approximately $0.4 million, and purchase of treasury stock of approximately $0.1 million.

At December 31, 2011, we had approximately $6.8 million in cash, $0.7 million in marketable securities – related party and approximately $20.7 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

We have no current plans to sell any new shares.  Although a small percentage of our shareholders have elected to reinvest their dividends, we suspended payment of dividends in June 2008 and at this time are not able to predict when dividend payments will resume.  Accordingly, we do not expect to issue any new shares through our dividend reinvestment program in the foreseeable future.

When economic conditions permit, we may seek to expand our capital resources through borrowings from institutional lenders or through securitization of our loan portfolio or similar arrangements.  No assurance can be given that, if we should seek to borrow additional funds or to securitize our assets, we would be able to do so on commercially attractive terms.  Our ability to expand our capital resources in this manner is subject to many factors, some of which are beyond our control, including the state of the economy, the state of the capital markets and the perceived quality of our loan portfolio.

We are considering various other options to enhance the Company’s capital resources.  We are seeking to raise funds through the private placement of various classes of promissory notes, some of which would be secured by certain of our real estate owned properties.  Our ability to raise any significant funds through such private placements in unknown.

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  We are not obligated to purchase any additional shares.  As of December 31, 2011 and 2010, we had a total of 534,207 and 455,607, respectively, shares as treasury stock carried on our books at cost totaling $1.0 million and $0.9 million, respectively.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of March 16, 2012, we have met our 3% reserve requirement.

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

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011 and 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note H – Related Party Transactions in the notes to our Consolidated Financial Statements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2011, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$134,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$669,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,338,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(134,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(669,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,338,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2011, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$163,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$813,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,625,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(163,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(813,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,625,000)

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

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 will not impact our future results of operations or financial position.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vestin Realty Mortgage I, Inc.

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage I, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity and other comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage I, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ JLK Partners, LLP

Irvine, California
March 16, 2012

FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2011	December 31, 2010

Assets
Cash	$6,758,000	$8,145,000
Investment in marketable securities - related party	651,000	326,000
Interest and other receivables, net of allowance of $228,000 at December 31, 2011 and $196,000 at December 31, 2010	10,000	673,000
Notes receivable, net of allowance of $837,000 at December 31, 2011 and $945,000 at December 31, 2010	--	--
Real estate held for sale	2,409,000	2,897,000
Investment in equity method investee held for sale	--	5,379,000
Investment in real estate loans, net of allowance for loan losses of $5,485,000 at December 31, 2011 and $5,780,000 at December 31, 2010	10,767,000	6,532,000
Other assets	100,000	98,000

Total assets	$20,695,000	$24,050,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$147,000	$1,500,000
Unearned revenue	--	2,000
Due to related parties	104,000	741,000
Deferred gain on sale of HFS	63,000	--
Notes payable	19,000	277,000

Total liabilities	333,000	2,520,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 534,207 shares at December 31, 2011 and 455,607 at December 31, 2010	(1,045,000)	(941,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 shares issued and 6,340,859 outstanding at December 31, 2011, and 6,875,066 shares issued and 6,419,459 outstanding at December 31, 2010	1,000	1,000
Additional paid-in capital	62,262,000	62,262,000
Accumulated deficit	(40,856,000)	(39,785,000)
Accumulated other comprehensive loss	--	(7,000)

Total stockholders' equity	20,362,000	21,530,000

Total liabilities and stockholders' equity	$20,695,000	$24,050,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	12/31/2011	12/31/2010

Revenues
Interest income from investment in real estate loans	$480,000	$932,000
Recovery of allowance for doubtful notes receivable	41,000	10,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	97,000	--
Other income	2,000	57,000
Total revenues	620,000	999,000

Operating expenses
Management fees - related party	277,000	277,000
Provision for loan loss	789,000	789,000
Interest expense	25,000	6,000
Professional fees	409,000	1,110,000
Provision for doubtful accounts related to receivable	--	(3,000)
Insurance	231,000	241,000
Consulting	103,000	37,000
Other	177,000	302,000
Total operating expenses	2,011,000	2,759,000

Loss from operations	(1,391,000)	(1,760,000)

Non-operating income (loss)
Income from equity method investee held for sale	718,000	60,000
Interest income from banking institutions	6,000	1,000
Impairment of marketable securities - related party	(247,000)	(543,000)
Discounted professional fee	280,000	--
Settlement expense	--	(343,000)
Total other non-operating income (loss), net	757,000	(825,000)

Income (loss) from real estate held for sale
Income from guarantors related to real estate held for sale	--	1,000
Net gain on sale of real estate held for sale	316,000	12,000
Expenses related to real estate held for sale	(291,000)	(234,000)
Write-downs on real estate held for sale	(462,000)	(685,000)
Total loss from real estate held for sale	(437,000)	(906,000)

Loss before provision for income taxes	(1,071,000)	(3,491,000)

Provision for income taxes	--	--

NET LOSS	$(1,071,000)	$(3,491,000)

Basic and diluted loss per weighted average common share	$(0.17)	$(0.54)

Dividends declared per common share	$--	$--

Weighted average common shares	6,370,683	6,474,343

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Stockholders' Equity at December 31, 2009	375,875	$(850,000)	6,499,191	$1,000	$62,262,000	$(36,294,000)	$(390,000)	$24,729,000

Comprehensive Loss:

Net Loss						(3,491,000)		(3,491,000)

Recognition of Unrealized Loss on Marketable Securities - Related Party							543,000	543,000
Unrealized Loss on Marketable Securities - Related Party							(160,000)	(160,000)

Comprehensive Loss								(3,108,000)

Purchase of Treasury Stock	79,732	(91,000)	(79,732)	--				(91,000)

Stockholders' Equity at December 31, 2010	455,607	$(941,000)	6,419,459	$1,000	$62,262,000	$(39,785,000)	$(7,000)	$21,530,000

Comprehensive Loss:

Net Loss						(1,071,000)		(1,071,000)

Recognition of Unrealized Loss on Marketable Securities - Related Party							247,000	247,000
Unrealized Loss on Marketable Securities - Related Party							(240,000)	(240,000)

Comprehensive Loss								(1,064,000)

Purchase of Treasury Stock	78,600	(104,000)	(78,600)	--				(104,000)

Stockholders' Equity at December 31, 2011	534,207	$(1,045,000)	6,340,859	$1,000	$62,262,000	$(40,856,000)	$--	$20,362,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	12/31/2011	12/31/2010

Cash flows from operating activities:
Net loss	$(1,071,000)	$(3,491,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	33,000	--
Write down on real estate held for sale	462,000	685,000
Gain on sale of real estate held for sale	--	(24,000)
Loss on sale of real estate held for sale	--	12,000
Recovery of allowance for doubtful notes receivable included in other income	(110,000)	(10,000)
Provision for loan loss	789,000	789,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	(97,000)	--
Impairment of marketable securities - related party	247,000	543,000
Prepaid interest income – unearned revenue	(2,000)	6,000
Amortized interest income	--	(4,000)
Income from equity method investee held for sale	(718,000)	(60,000)
Change in operating assets and liabilities:
Interest and other receivables	630,000	(136,000)
Due to/from related parties, net	(637,000)	461,000
Other assets	165,000	163,000
Accounts payable and accrued liabilities	(1,378,000)	257,000
Net cash used in operating activities	$(1,687,000)	$(809,000)

Cash flows from investing activities:
Investments in real estate loans	$(7,482,000)	$(1,344,000)
Purchase of investments in real estate loans from:
VRM II	--	(2,000,000)

Proceeds from loan payoffs	2,340,000	7,744,000
Sale of investments in real estate loans to:
Third parties	216,000	2,250,000
Proceeds from sale of investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance	5,744,000	--
Proceeds related to real estate held for sale	--	947,000
Proceeds related to real estate held for sale – extension fees	26,000
Purchase of marketable securities – related party	(565,000)	--
Purchase of real estate held for sale	--	(175,000)
Distributions from investment in equity method investee held for sale	440,000
Proceeds from note receivable	110,000	10,000
Net cash provided by investing activities	$829,000	$7,432,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	12/31/2011		12/31/2010

Cash flows from financing activities:
Principal payments on notes payable		$(425,000)	$(186,000)
Proceeds from issuance of notes payable		--	256,000
Purchase of treasury stock at cost		(104,000)	(91,000)
Net cash used in financing activities		$(529,000)	$(21,000)

NET CHANGE IN CASH		(1,387,000)	6,602,000

Cash, beginning of period		8,145,000	1,543,000

Cash, end of period		$6,758,000	$8,145,000

Supplemental disclosures of cash flows information:
Interest paid		$25,000	$6,000

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance		$--	$(468,000)
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan		$986,000	$--
Accrued liabilities related to investment in equity method investee – held for sale		$24,000	$--
Note payable relating to prepaid D & O insurance policy		$167,000	$186,000
Real estate held for sale acquired through foreclosure, net of prior allowance		$--	$638,000
Investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance		$--	$5,144,000
Write off of interest receivable and related allowance	$		$200,000
Deferred gain on sale of HFS		$63,000	$--
Conversion of secured loan to accounts receivable		$--	$506,000
Conversion of secured loans to notes receivable		$--	$251,000
Recognition of unrealized loss on marketable securities – related party		$247,000	$543,000
Unrealized loss on marketable securities - related party		$240,000	$160,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE A — ORGANIZATION

Vestin Realty Mortgage I, Inc. (“VRM I”) formerly Vestin Fund I, LLC invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to May 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.  Because we were a limited liability company (“LLC”) during the prior periods reflected in this report, we make reference to Fund I’s “members” rather than “stockholders” in reporting our financial results.

As of December 31, 2011, we operated as a real estate investment trust (“REIT”).  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we are required to have a December 31 fiscal year end.  Our  Board of Directors has been exploring releasing our status as a REIT.  We expect a resolution will be made by March 30, 2012 to terminate our REIT status based on legal advice to be received by this date. As such, the Company will not be taxed as a REIT for the year ending December 31, 2012.  The required filings to make this resolution effective have been prepared and submitted to the Internal Revenue Service as of the date of this filing.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, who is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which is majority-owned by Vestin Group.  Vestin Originations continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, including Vestin Originations and Advant Mortgage, LLC (“Advant”), both licensed Nevada mortgage brokers, which are indirectly majority by Mr. Shustek.

As discussed in Part I, Item 1, Business, of this Annual Report on Form 10-K, we are managed by Vestin Mortgage, pursuant to a management agreement.  Vestin Mortgage is also the manager of Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC (“Fund II”) and Vestin Fund III, LLC (“Fund III”).  These entities were formed to invest in real estate loans.  VRM II has investment objectives similar to ours, and Fund III is in the process of an orderly liquidation of its assets.

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

Revenue Recognition

Interest is recognized as revenue on performing loans when earned according to the terms of the loans, using the effective interest method.  We do not accrue interest income on loans once they are determined to be non-performing.  A loan is non-performing when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.  Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction.  Interest is fully allowed for on impaired loans and is recognized on a cash basis method.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of December 31, 2011 and 2010.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the years ended December 31, 2011 and 2010.

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

Treasury Stock

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The repurchases will be funded from our available cash.  As of December 31, 2011 and 2010, we had a total of 534,207 and 455,607, respectively, shares as treasury stock carried on our books at cost totaling $1.0 million and $0.9 million, respectively.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2011, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans.  As of December 31, 2011, approximately 52% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Certain amounts in the December 31, 2010 consolidated financial statements have been reclassified to conform to the December 31, 2011 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

As of December 31, 2011 we were organized and conducted our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  For more information please refer to Note O – Subsequent Events

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our consolidated financial statements.  The net income tax provisions for the years ended December 31, 2011 and 2010 were approximately zero.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2011 and 2010, we had approximately $2,000 and $6.6 million, respectively, in excess of the federally-insured limits.

As of December 31, 2011, 37%, 27%, 20% and 10% of our loans were in Nevada, Oregon, Arizona and Texas, respectively, compared to 33%, 12%, 11%, and 36% of our loans were in Nevada, California, Arizona and Oregon at December 31, 2010, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2011, the aggregate amount of loans to our three largest borrowers represented approximately 43% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon, Arizona and Nevada with two at first lien position and one at second lien position, interest rates between 7.25% and 15%, and an aggregate outstanding balance of approximately $7.0 million.  As of December 31, 2011, two of our largest loans were considered non-performing, see “Non-Performing Loans” in Note D – Investments in Real Estate Loans.  At December 31, 2010, the aggregate amount of loans to our three largest borrowers represented approximately 58% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon, Arizona and California with one at first lien position and two at second lien position, interest rates between 12% and 15%, and an aggregate outstanding balance of approximately $7.2 million.  As of December 31, 2010, all of our largest loans were considered non-performing; see “Non-Performing Loans” in Note D – Investments in Real Estate Loans.

We have a significant concentration of credit risk with our largest borrowers.  During the year ended December 31, 2011, four of our performing loans totaling approximately $3.3 million, of which our portion was approximately $2.4 million, accounted for approximately 58% of our interest income.  Two of these loans were paid in full as of December 31, 2011.  During the year ended December 31, 2010, two of our performing loans totaling approximately $20.9 million, of which our portion was approximately $3.3 million, accounted for approximately 76% of our interest income.  Both of these loans were paid in full as of December 31, 2010.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of December 31, 2011 and 2010, two loans totaling approximately $2.2 million, representing approximately 13.5% and 17.9%, respectively, of our portfolio’s total value, had a common guarantor.  As of December 31, 2011 and 2010, both loans were fully reserved and both were non-performing loans.

As of December 31, 2011 and 2010, two loans totaling approximately $5.0 million and $6.0 million, respectively, representing approximately 30.5% and 48.4%, respectively, of our portfolio’s total value, had a common guarantor.  As of December 31, 2011 and 2010, we recognized an allowance for loan loss on these loans totaling $1.9 million and $2.3 million, respectively.  Both loans were considered non-performing as of December 31, 2010.  As of December 31, 2011 only one of these loans was considered non-performing. As of May 16, 2011, the other loan changed from non-performing to performing following compliance with adjusted terms pursuant to a troubled debt restructuring.  For additional information regarding this troubled debt restructuring, see “Troubled Debt Restructuring” in Note D – Investments in Real Estate Loans.

As of December 31, 2011 and 2010, seven and two loans totaling approximately $4.6 million and $1.1 million, respectively, representing approximately 28.6% and 9.1%, respectively, of our portfolio’s total value, had a common guarantor.  These loans are considered performing.

As of December 31, 2011 two loans totaling approximately $1.4 million representing 8.9% of our portfolio’s total value had a common guarantor.  These loans are considered performing.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2011 and 2010, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2011 and 2010, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of December 31, 2011, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  A settlement was reached with the unaffiliated lender and, as a result, we,  VRM II and VF III received approximately $2.7 million, of which our portion equals approximately $0.5 million, on May 11, 2011.

Investments in real estate loans as of December 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	17	$15,855,000	10.15%	97.55%	70.96%
Construction	1	165,000	8.00%	1.02%	90.50%
Residential	1	138,000	11.69%	0.85%	89.73%
Land	1	94,000	6.00%	0.58%	53.81%
Total	20	$16,252,000	10.09%	100.00%	70.86%

Investments in real estate loans as of December 31, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$12,053,000	11.39%	97.89%	91.00%
Construction	1	165,000	8.00%	1.35%	92.00%
Land	1	94,000	6.00%	0.76%	46.12%
Total	12	$12,312,000	11.30%	100.00%	90.37%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2011 and 2010, was 9.77% and 8.35%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2011 and 2010:

Loan Type	Number of Loans	December 31, 2011 Balance *	Portfolio Percentage	Number of Loans	December 31, 2010 Balance *	Portfolio Percentage

First deeds of trust	13	$10,840,000	66.70%	5	$5,816,000	47.24%
Second deeds of trust	7	5,412,000	33.30%	7	6,496,000	52.76%
Total	20	$16,252,000	100.00%	12	$12,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2011:

Non-performing and past due loans (a)	$7,571,000
January 2012 – March 2012 (b)	3,922,000
April 2012 – June 2012	532,000
July 2012 – September 2012	1,892,000
October 2012 – December 2012	802,000
Thereafter	1,533,000

Total	$16,252,000

(a)	Amounts include the balance of non-performing loans.
(b)	Amounts include loans that have been or are in the process of being extended subsequent to March 16, 2012.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2011 and 2010:

	December 31, 2011 Balance *	Portfolio Percentage	December 31, 2010 Balance *	Portfolio Percentage

Arizona	$3,282,000	20.20%	$1,323,000	10.74%
California	647,000	3.98%	1,523,000	12.37%
Colorado	300,000	1.85%	--	--%
Nevada	5,928,000	36.48%	4,096,000	33.27%
Oregon	4,434,000	27.28%	4,434,000	36.02%
Texas	1,661,000	10.21%	936,000	7.60%
Total	$16,252,000	100.00%	$12,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2011 Balance	December 31, 2010 Balance
Balance per loan portfolio	$16,252,000	$12,312,000
Less:
Allowance for loan losses (a)	(5,485,000)	(5,780,000)
Balance per consolidated balance sheet	$10,767,000	$6,532,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2011, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.8 million, net of allowance for loan losses of approximately $3.7 million, which does not include the allowances of approximately $1.7 million relating to performing loans as of December 31, 2011.  Except as otherwise provided below these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

At December 31, 2011, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Allowance for Loan Losses	Net Balance at December 31, 2011

Commercial	4	$7,571,000	$(3,724,000)	$3,847,000
Total	4	$7,571,000	$(3,724,000)	$3,847,000

•           Commercial – As of December 31, 2011, four of our 17 commercial loans were considered non-performing.  The outstanding balance on the four non-performing loans was approximately $36.1 million, of which our portion is approximately $7.5 million.  As of December 31, 2011, these loans have been non-performing from 0 months to 43 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of December 31, 2011, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $22.0 million, of which our portion is approximately $3.7 million.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2011, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 55%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2011 and 2010.

	As of December 31, 2011
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	7,571,000	(3,724,000)	3,847,000
Subtotal non-performing loans	7,571,000	(3,724,000)	3,847,000

Performing loans – no related allowance	6,241,000	--	6,241,000
Performing loans – related allowance	2,440,000	(1,761,000)	678,000
Subtotal performing loans	8,681,000	(1,761,000)	6,920,000

Total	$16,252,000	$(5,485,000)	$10,767,000

	As of December 31, 2010
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	8,157,000	(4,472,000)	3,685,000
Subtotal non-performing loans	8,157,000	(4,472,000)	3,685,000

Performing loans – no related allowance	1,967,000	--	1,967,000
Performing loans – related allowance	2,188,000	(1,308,000)	880,000
Subtotal performing loans	4,155,000	(1,308,000)	2,847,000

Total	$12,312,000	$(5,780,000)	$6,532,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of December 31, 2011, we have provided a specific reserve allowance for four non-performing loans and five performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2011 and 2010 by loan type.

Loan Type	Balance at 12/31/10	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO & Other Assets	Balance at 12/31/11

Commercial	$5,708,000	$788,000	$--	$(1,084,000)	$--	$5,412,000
Construction	72,000	1,000	--	--	--	73,000
Total	$5,780,000	$789,000	$--	$(1,084,000)	$--	$5,485,000

•
Commercial – As of December 31, 2011, eight of our 17 commercial loans had a specific reserve allowance totaling approximately $26.8 million, of which our portion is approximately $5.4 million.  The outstanding balance on these eight loans was approximately $42 million, of which our portion was $9.8 million.

•
Construction – As of December 31, 2011, our one construction loan had a specific reserve allowance totaling approximately $3.2 million, of which our portion was approximately $73,000.  The outstanding balance on this loan was approximately $7.2 million, of which our portion was approximately $0.2 million.

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

Troubled Debt Restructuring

As of December 31, 2011 and December 31, 2010 we had seven and four loans, respectively, totaling approximately $4.4 million and $2.8 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been four loans that became TDR loans and all remain performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of December 31, 2011 and December 31, 2010:

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	6	$4,212,000	4	$2,276,000	2	$1,936,000
Construction	1	165,000	1	165,000	--	--
Total	7	$4,377,000	5	$2,441,000	2	$1,936,000

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$2,679,000	2	$1,679,000	1	$1,000,000
Construction	1	165,000	1	165,000	--	--
Total	4	$2,844,000	3	$1,844,000	1	$1,000,000

•
Commercial – As of December 31, 2011 and 2010, we had 17 and 10 commercial loans; respectively, six and three of them, respectively, were modified pursuant to TDR.  As of December 31, 2011 and 2010, six and three, respectively, of the loans were secured by second deeds of trust, and four and two, respectively, of the six and three loans, respectively, were considered performing prior to their restructuring.  On January 1, 2011 the principal amount of one of the non-performing loans was reduced by approximately $1.0 million.  Interest only payments were due monthly from September 2010 until August 2011, at which point payments of interest and principal started and will continue until September 2013.  As of December 31, 2011 this loan was considered performing.  During January 2012, one of the loans became non-performing and On February 7, 2012, we, VRMI and VFIII entered into a Deed in Lieu Agreement with a borrower for a second deed of trust loan that matured on December 31, 2011 with a balance of approximately $11.8 million, of which our portion was approximately $10.7 million.  For additional information, see “Non-Performing” of this Note D – Investments in Real Estate Loans and Note O – Subsequent Events

•
Construction – As of December 31, 2011 and 2010, we had one construction loan modified pursuant to TDR.  During January 2012, additional restructuring of this loan occurred.  For additional information, see Note O – Subsequent Events

Extensions

As of December 31, 2011, our manager had granted extensions on seven loans, totaling approximately $29.3 million, of which our portion was approximately $4.2 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  During the year ended December 31, 2011, our manager extended three performing loans.   Additionally, our manager extended one non-performing loan during the year ended December 31, 2011 to postpone our foreclosure of the property.  Subsequent to their extensions, two of the seven loans became non-performing.  These loans had a total principal amount at December 31, 2011, of approximately $16.1 million, of which our portion is approximately $1.9 million.

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

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2011 and 2010, we owned 537,078 and 225,134 shares of VRM II’s common stock, representing approximately 4.22% and 1.71%, respectively, of their total outstanding common stock.  The closing price of VRM II’s common stock on December 31, 2011, was $1.17 per share, resulting in an unrealized loss for the year ended December 31, 2011.  During the year ended December 31, 2011 we purchased 311,944 shares of VRM II’s common stock.

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

At December 31, 2011, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM II as of December 31, 2011.  We reversed our unrealized other comprehensive losses and realized a loss on our investment to its fair value of $1.17 per share as of December 31, 2011, totaling approximately $0.2 million and recognizing an impairment of approximately $0.2 million.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2011, we held five properties with a total carrying value of approximately $2.4 million, which were acquired through foreclosure and recorded as investments in real estate held for sale (“REO”).  Expenses incurred during the year ended December 31, 2011, related to our REO totaled approximately $0.8 million.  These expenses included approximately $0.5 million in write-downs on REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  On December 19, 2011 we received a settlement from a guarantor on a REO properties sold in a prior period.  The settlement was part cash of $0.3 million, of which our portion was approximately $30,000, and 189,378 shares of VRM II stock valued at approximately $0.2 million of which our portion was approximately $22,000.  As a result, we recorded an additional gain in 2011 totaling approximately $52,000.  Set forth below is a roll-forward of REO during the year ended December 31, 2011:

Description	Balance at 12/31/10	Acquisitions Through Foreclosure	Write Downs	Additions/ Cash Reductions	Seller Financed / New Loan	Net Cash Proceeds on Sales	Net Gain on Sale of Real Estate	Balance at 12/31/11

Land	$2,897,000	$--	$(462,000)	$(26,000)	$--	$--	$--	$2,409,000

Total	$2,897,000	$--	$(462,000)	$(26,000)	$--	$--	$--	$2,409,000

Land

As of December 31, 2011, we held five REO properties, classified as Land, totaling approximately $2.4 million.  These properties were acquired between December 2006 and December 2010 and consist of commercial land and residential land.  During the year ended December 31, 2011, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down approximately $0.5 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

In August, 2011, VREO XVIII, LLC, an entity owned by us, VRM II and VF III entered into a purchase and sale agreement to sell one of the REO assets.  The terms of the sale provided for an all cash transaction in the amount of $2 Million, with a closing to occur within 60 days.  The date of closing was extended several times, but ultimately, the transaction cancelled, as the purchaser was unable to obtain financing.  Non-refundable extension fees in the amount of $110,000 were collected, of which our portion was approximately $26,000.

Description	Balance at 12/31/09	Acquisitions Through Foreclosure	Write Downs	Additions/ Cash Reductions	Seller Financed / New Loan	Net Cash Proceeds on Sales	Net Gain on Sale of Real Estate	Balance at 12/31/10

Land	$3,460,000	$580,000	$(685,000)	$--	$--	$(458,000)	$--	$2,897,000

Residential Building	419,000	58,000	--	--	--	(489,000)	12,000	--

Total	$3,879,000	$638,000	$(685,000)	$--	$--	$(947,000)	$12,000	$2,897,000

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

As discussed in Note N – Legal Matters Involving the Company, in April 2006, we, VRM II and other lenders of the loans made to RightStar, Inc. (“RightStar”) filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii had illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii had attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii.  The State of Hawaii responded by filing allegations against Vestin Mortgage and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us.

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

On December 1, 2011, we and VRM II closed the sale of its membership interests in HFS to NorthStar Hawaii, LLC (“NorthStar”).  The sale was effected pursuant to a Membership Interest Purchase Agreement dated October 3, 2011.  We received the entire purchase price at the closing resulting in net proceeds of $5,434,000. In addition to the net proceeds, we retained approximately $494,000 of the cash balance held by HFS and assumed accounts payables of approximately $24,000. Pursuant to terms of the agreement, we have an option to repurchase HFS under certain conditions from NorthStar in consideration of the full amount of the sales price for a period of 15 months following the closing of the transaction. As a result of this option, our net gain of approximately $63,000 has been recognized as “Deferred gain on sale of HFS” on the balance sheet. The gain will be recognized upon the expiration of this option.

We, VRM II., and our manager (collectively, “Vestin”) entered into a settlement agreement with Alternative Debt Portfolios, L.P. and Alternative Debt Portfolios, LLC (collectively, “ADP”). On September 22, 2008 a judgment was entered by the Hawaii Circuit Court in favor of Vestin against ADP in the amount of $1,119,000 plus interest.  ADP filed an appeal with the Intermediate Court of Appeals for the State of Hawaii and put up a cash bond of $1,972,000.  Both Vestin and ADP agreed to settle the appeal and on November 28, 2011 a Settlement and Mutual Release Agreement was agreed to whereby ADP received $800,000 from the cash bond.  Vestin received the remainder of the cash bond, less fees pertaining to the settlement, in the amount of approximately $0.1 million.  The parties agreed to a full release as part of the settlement.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the years ended December 31, 2011 and 2010 was $277,000 for each period.

As of December 31, 2011 and 2010, our manager owned 100,000 of our common shares, representing approximately 1.6% and 1.6%, respectively, of our total outstanding common stock.  For the years ended December 31, 2011 and 2010, we declared $0, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

During the year ended December 31, 2010, our manager received administrative fees of $0.2 million, related to the sale of VRM II, Fund III and our REO properties.  Our pro-rata share of these fees totaled approximately $20,000.  There were no similar transactions in 2011.  See Note F – Real Estate Held for Sale.

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

As of December 31, 2011 and December 31, 2010, we did not owe or have any receivables from our manager.

Transactions with Other Related Parties

As of December 31, 2011 and 2010, we owned 537,078 and 225,134 common shares, respectively, of VRM II, representing approximately 4.2%, and 1.7%, respectively, of their total outstanding common stock.  For the years ended December 31, 2011 and 2010, we recognized $0 in dividend income from VRM II based on the number of shares we held on the dividend record dates.

As of December 31, 2011, and 2010, VRM II owned 538,178 and 533,675 of our common shares, respectively, representing approximately 8.5%, and 8.3%, respectively, of our total outstanding common stock.  For the years ended December 31, 2011 and 2010, we declared $0 in dividends payable to VRM II based on the number of shares VRM II held on the dividend record dates.

During the year ended December 31, 2011 and 2010, we bought approximately $0 and $2.0 million, respectively, in real estate loans from VRM II.  No gain or loss resulted from these transactions.

As of December 31, 2011 we owed VRM II approximately $0.1 million, primarily related to legal fees and as of December 31, 2010 we owed VRM II approximately $0.7 million, primarily related to legal fees

As of December 31, 2011 we had no receivable or payable with VF III and as of December 31, 2010 we had receivables from Fund III of approximately $2,000.

During December 2011, we, and VRM II completed the sale of our membership interests in HFS to NorthStar.  We, paid Advant Mortgage a commission fee of $489,000, shared pro-rata among us and VRM II.

NOTE I — NOTES RECEIVABLE

During December 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  During 2011, we had received $42,000 in regularly scheduled principal payments.  Also during 2011, an agreement which would accept approximately $76,000 as a final payment for the note was approved, of which approximately $69,000 was received.  The balance of this agreement of approximately $7,000 was fully reserved as of December 31, 2011.  Payments will be recognized as income when received.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.4 million, of which our portion is $39,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $120,000, which reflected our book value of the loan, net of allowance for loan loss of $73,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $39,000 was fully reserved as of December 31, 2011.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.3 million, of which our portion is $30,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $95,000, which reflected our book value of the loan, net of allowance for loan loss of $71,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of approximately $30,000 was fully reserved as of December 31, 2011.

During December 2009, we and VRM II entered into a promissory note with the borrowers of a land loan, totaling approximately $6.1 million, of which our portion is approximately $0.5 million, as part of the sale of the land collateralizing the loan.  In addition, we and VRM II received a principal pay off of $2.0 million, of which our portion was approximately $0.2 million, on the land loan.  The remaining balance of approximately $1.2 million, of which our portion is approximately $0.1 million, was refinanced as a loan to the new owners of property.  The promissory note is for a 60-month period, with an interest rate of 6.0%, with the first monthly payment due on December 10, 2014.  Payments will be recognized as income when they are received.  The balance of approximately $0.5 million was fully reserved as of December 31, 2011.

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

NOTE J — NOTES PAYABLE

In May 2010, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 6.5%.  The agreement required a down payment of $62,875 and nine monthly payments of $21,000 beginning on May 27, 2010.  During January 2011, the outstanding balance of the note was paid in full.  In April  2011, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.2%.  The agreement required a down payment of $56,000 and nine monthly payments of $19,000 beginning on May 27, 2011.  As of December 31, 2011, the outstanding balance of the note was approximately $19,000.  Interest expense for the year ended December 31, 2011 amounted to approximately $6,000.

On December 3, 2010, we and VRM II mortgaged a mixed-use land held for sale property for $1.6 million, of which our portion was approximately $0.3 million.  The note has an interest rate of 9%, payable monthly and a maturity date of December 2, 2011.  As of December 31, 2011 this note had been paid in full.  Interest expense for the year ended December 31, 2011 amounted to approximately $19,000.

NOTE K — FAIR VALUE

As of December 31, 2011, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of December 31, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$651,000	$--	$--	$651,000	$651,000
Investment in real estate loans	$--	$--	$10,827,000	$10,827,000	$10,802,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to December 31, 2011.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2011 and December 31, 2011.

Investment in real estate loans

Balance on January 1, 2011	$6,660,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(789,000)
Purchase and additions of assets
New mortgage loans and mortgage loans bought	7,266,000
Reduction of allowance for loan losses relative to payment or settlement of investment in real estate loan	1,084,000
Sales, pay downs and reduction of assets
Collections of principal and settlements of investment in real estate loans	(3,326,000)
Temporary change in estimated fair value based on future cash flows	(68,000)
Transfer to Level 1	--
Transfer to Level 2	--

Balance on December 31, 2011, net of temporary valuation adjustment	$10,827,000

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

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2010 to December 31, 2010.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2009 and December 31, 2010.

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

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 will not impact our future results of operations or financial position.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

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

For additional information, see Note N – Legal Matters Involving the Company

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

During January 2012 we, VRM II and VF III modified one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The interest currently accrued on the existing loan, which was fully allowed for, of approximately $23,000 will be moved to notes receivable with the balance remaining fully allowed for.

During January 2012, we paid our manager approximately $138,000 of management fees for services to be performed from January – June 2012.  A discount of 7% will be applied to the July 2012 payment.

On February 7, 2012, we, VRMII and VFIII entered into a Deed in Lieu Agreement with a borrower for a second deed of trust loan that matured on December 31, 2011 with a balance of approximately $11.8 million, of which our portion was approximately $0.9 million. These assets are subject to a first trust deed of approximately $39 million. The property includes a 430 unit full service hotel located in Ft. Worth, Texas. The hotel includes operations which will be consolidated into our financial statements from the date of this agreement. The property will be held for sale and pursuant to the terms of the agreement the net proceeds from the sale shall be distributed as follows through July 31, 2012: (i) satisfy all amounts due on the first deed of trust, (ii) $11 million to us, VRMII and VFIII, (iii) $3 million to the former borrower and (iv) all remaining amounts will be divided with 50% going to us, VRMII and VFIII and 50% going to the former borrower. Following July 31, 2012, the net proceeds from the sale will be distributed similar to other real estate sale transactions.

Our  Board of Directors has been exploring releasing our status as a REIT.  We expect a resolution will be made by March 30, 2012 to terminate our REIT status based on legal advice to be received by this date. As such, the Company will not be taxed as a REIT for the year ending December 31, 2012.  The required filings to make this resolution effective have been prepared and submitted to the Internal Revenue Service as of the date of this filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected.  Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation.  Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.  Our manager, CEO and CFO do not expect that our controls and procedures will prevent all errors.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2011, we did not maintain effective internal control over financial reporting due to the material weakness described below.

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

We are managed on a day-to-day basis by Vestin Mortgage, a majority-owned subsidiary of Vestin Group.

Directors and Executive Officers

The following table sets forth the names, ages as of March 16, 2012 and positions of the individuals who serve as our directors and executive officers as of March 16, 2012:

Name	Age	Title

Michael V. Shustek	53	President, Chief Executive Officer and Director
Eric Bullinger (4)	41	Chief Financial Officer
Robert J. Aalberts(1)(2)(3)	60	Director
Daryl C. Idler, Jr.(1)(2)(3)	67	Director
Donovan Jacobs	55	Director
Kenneth A Seltzer (1)(2)(3)	59	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

(4)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2011, Strategix Solutions dedicated to us a total of three employees, including Eric Bullinger, our CFO.

The following table sets forth the names, ages as of March 16, 2012 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	53	President, Chief Executive Officer and Chairman
Eric Bullinger	41	Chief Financial Officer
Michael J. Whiteaker	62	Vice President of Regulatory Affairs

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

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and CEO, Mr. Shustek is highly knowledgeable with regard to our business operations and loan portfolio.  In addition, his participation on the Board of Directors is essential to ensure efficient communication between the Board and management.  See Note M Legal Matters Involving The Manager in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal matters involving our Manager and Mr. Shustek.

Eric Bullinger was appointed as our Chief Financial Officer (CFO) on January 21, 2011.  In addition, Mr. Bullinger was appointed as the Chief Financial Officer of Vestin Realty Mortgage II, Inc. (“VRM II”) and the equivalent of the Chief Financial Officer of Vestin Fund III, LLC. Mr. Bullinger’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Mr. Bullinger is a Certified Public Accountant and has worked for LL Bradford for approximately 12 years. Mr. Bullinger has overseen various audit engagements of public and private companies.  He received a Bachelor of Business Administration degree in Accounting from the University of Wyoming.

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

Independent Directors of Vestin Realty Mortgage I

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

Donovan J. Jacobs was an employee of Vestin Group from 2000 to 2004 and from September 2005 to October 2006 and has been a member of our board since January 2008.  At Vestin Group, he was responsible for opening and managing three Vestin Mortgage branch offices.  Since 1992, Mr. Jacobs has been practicing law in San Diego, California where he represents police officers in both administrative and civil actions.  Mr. Jacobs is a retired San Diego Police Officer, where he served for 13 years.  Mr. Jacobs holds a lifetime teaching credential from the State of California and has taught law and police science at Miramar College, Southwestern College and Central Texas College.  Mr. Jacobs has authored two books on narcotics investigations, Street Crime Investigations and Street Cop.  Mr. Jacobs received his Bachelor’s Degree from San Diego State and his Juris Doctor from Thomas Jefferson School of Law.  Mr. Jacobs was admitted to the California Bar in 1992.  Mr. Jacobs’s legal knowledge, and his familiarity with the business and legal communities in California, provide an important perspective as the Board addresses issues related to the management of our loan portfolio and REO.

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

CORPORATE GOVERNANCE

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of five directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Seltzer, and his term will expire at the 2013 annual meeting of stockholders;

•	The class II directors are Messrs. Jacobs and Aalberts, and their terms will expire at the 2014 annual meeting of stockholders; and

•	The class III directors are Messrs. Idler and Shustek, and their terms will expire at the 2012 annual meeting of stockholders.

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

During the year ended December 31, 2011, the Board held four meetings, the Audit Committee held eight meetings, the Compensation Committee held one meeting and the Nominating Committee held one meeting.  During 2011, no director attended less than 75% of the aggregate number of meetings held by the Board, and each committee of which such director was a member, except for Mr. Idler, who attended two of the four Board meetings held in 2011.  Directors are encouraged to attend annual meetings of our stockholders.  At the last annual meeting of stockholders, all of the five then-current directors attended.

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

As of March 16, 2012, the Board constituted the following committees:

Audit Committee
Kenneth A Seltzer (Chairman)
Robert J. Aalberts
Daryl C. Idler, Jr.

Compensation Committee
Robert J. Aalberts (Chairman)
Kenneth A. Seltzer
Daryl C. Idler, Jr.

Nominating Committee
Daryl C. Idler, Jr. (Chairman)
Kenneth A. Seltzer
Robert J. Aalberts

Special Committee
Donovan Jacobs (Chairman)
Daryl C. Idler, Jr.
Kenneth A. Seltzer

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Seltzer (chair), Mr. Aalberts and Mr. Idler, met in February 2012 in connection with the audit of our 2011 financial statements, and the audit committee members held a total of eight meetings in fiscal 2011. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Nominating Committee – Our Nominating Committee was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2011, the Nominating Committee, consisting Mr. Aalberts, Mr. Seltzer and Mr. Idler, Jr (chair), held one meeting.  Our nominating committee currently consists of Mr. Aalberts, Mr. Seltzer and Mr. Idler, Jr (chair).

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager, Vestin Mortgage; and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2011 the Compensation Committee, consisting of Mr. Idler, Mr. Seltzer and Mr. Aalberts (chair), held one meeting.  On April 13, 2011, the compensation committee met and reaffirmed the directors’ fees of $500 per meeting and the Manager’s fee.  Our compensation committee currently consists of Mr. Idler, Mr. Seltzer and Mr. Aalberts (chair).  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

Special Committee - The Board of Directors of the Company has appointed a special committee to evaluate and negotiate a potential stock for stock merger with Vestin Realty Mortgage II, Inc.  The compensation that is being paid to the special committee is $17,500, plus $750 per meeting.

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

We do not pay any compensation to our executive officers.  We pay a management (acquisition and advisory) fee of up to 0.25% of the amounts raised by us and Fund I through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2011, we paid our manager $277,000 for its management services, which represented approximately 14% of the revenues received by our manager and its affiliates in 2011.

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

Our manager or an affiliate also receives various fees from borrowers.  Such fees may include origination fees as well as charges for servicing, extending or modifying their loans.  We are not a party to such fee arrangements and have no control over them.  Many of these fees are paid on an up-front basis and, as a result, could create an incentive for our manager or an affiliate to make or extend riskier loans.  Funding risky loans could have a material adverse effect upon our operating results and financial condition.

Except as specified about, our independent directors receive $500 for each board meeting and committee meeting they attend, whether in person or by phone, and are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 16, 2012, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 6,340,859 shares of our common stock as of March 16, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Vestin Realty Mortgage II, Inc. 8880 West Sunset Road, Suite 200 Las Vegas, NV 89148	Sole voting and investment power of 538,178 shares	8.5%

Michael V. Shustek 8880 West Sunset Road, Suite 200 Las Vegas, NV 89148	Sole voting and investment power of 616,002 shares	9.7%

He Zhengxu 5220 Belsera Court Reno, NV 89519	Shared voting and investment power of 506,317 shares	7.9%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 16, 2012, by:

•	Each director;

•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 6,340,859 shares of our total outstanding common stock as of March 16, 2012.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	8880 W. Sunset Road, Suite 200, Las Vegas, NV 89148	616,002	9.7%
Robert J. Aalberts (2)	311 Vallarte Drive Henderson, NV 89014	440	**
Donovan Jacobs	1347 Tavern Rd. #18, PMB201 Alpine, CA 91901	--	--
Kenneth A Seltzer	17 Candlewyck Dr. Henderson, NV 89052	--	--
Daryl C. Idler, Jr.	110 West C ST. Suite 1901 San Diego, CA 92101	--	--
All directors and executive officers as a group (5 persons)		616,442	9.7%

**  Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is the Chairman, Managing Member and Chief Executive Officer of Vestin Mortgage and indirectly owns a significant majority of the capital stock of our manager through Vestin Group.  Mr. Shustek is the beneficial owner of 616,002 shares of our common stock, representing approximately 9.7% of our outstanding common stock (based upon 6,340,859 shares of common stock outstanding at March 16, 2012).  Mr. Shustek directly owns 516,002 shares of our common stock (totaling 8.1%) and indirectly owns and has economic benefit of 100,000 shares of our common stock (totaling 1.6%) through his ownership of Vestin Mortgage.

Mr. Shustek has sole voting and dispositive power with respect to shares owned directly by himself and with respect to shares owned by Vestin Mortgage.  Voting and dispositive power with respect to shares owned by VRM II is shared with the members of VRM II’s Board of Directors.

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

Please refer to Note H – Related Party Transactions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2011 and 2010, JLK Partners, LLP (“JLK”) services to us as follows:

	December 31, 2010	December 31, 2011
Audit Fees	$139,000	$108,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

JLK did not perform any non-audit services for us in the years ended December 31, 2011 and 2010.

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

The following are filed as part of this Report:

(a) 1.  Financial Statements

The list of the financial statements contained herein are contained in Part II, Item 8 Financial Statements on this Annual Report on Form 10-K, which is hereby incorporated by reference.

(a) 3.  Exhibits
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Norhtstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.4	Deed in Lieu
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51964)
(5)	Incorporated herein by reference to the Form 8-K/A filed on November 14, 2011 (File No. 000-51964)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 16, 2012
Michael V. Shustek	(Principal Executive Officer)

/s/ Eric Bullinger	Chief Financial Officer	March 16, 2012
Eric Bullinger	(Principal Financial and Accounting Officer)

/s/ Donovan J. Jacobs	Director	March 16, 2012
Donovan J. Jacobs

/s/ Kenneth A. Seltzer	Director	March 16, 2012
Kenneth A. Seltzer

/s/ Robert J. Aalberts	Director	March 16, 2012
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	March 16, 2012
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

Date: March 16, 2012

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

Date: March 16, 2012

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

(1)
The Registrant’s Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 16, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: March 16, 2012

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage I, Inc.