Form 10-Q
period 2012-03-31
Vestin Realty Mortgage I, Inc.
filed 2012-05-15
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  [   ]    No   [X]

As of May 15, 2012, there were 6,340,859 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$3,888,000	$6,758,000
Investment in marketable securities - related party	812,000	651,000
Interest and other receivables, net of allowance of $0 at March 31, 2012 and $228,000 at December 31, 2011	6,000	10,000
Notes receivable, net of allowance of $1,665,000 at March 31, 2012 and $837,000 at December 31, 2011	--	--
Real estate held for sale	2,409,000	2,409,000
Other real estate owned	786,000	--
Investment in real estate loans, net of allowance for loan losses of $4,482,000 at March 31, 2012 and $5,485,000 at December 31, 2011	12,358,000	10,767,000
Due from related parties	6,000	--
Other assets	150,000	100,000

Total assets	$20,415,000	$20,695,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$50,000	$147,000
Due to related parties	--	104,000
Notes payable	--	19,000
Deferred gain on sale of HFS	56,000	63,000

Total liabilities	106,000	333,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 534,207 shares at March 31, 2012 and December 31, 2011	(1,045,000)	(1,045,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 shares issued and 6,340,859 outstanding at March 31, 2012 and December 31, 2011	1,000	1,000
Additional paid-in capital	62,262,000	62,262,000
Accumulated deficit	(41,070,000)	(40,856,000)
Accumulated other comprehensive income	161,000	--

Total stockholders' equity	20,309,000	20,362,000

Total liabilities and stockholders' equity	$20,415,000	$20,695,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	3/31/2012	3/31/2011

Revenues
Interest income from investment in real estate loans	$142,000	$128,000
Recovery of allowance for doubtful notes receivable	30,000	--
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	57,000	--
Other income	--	2,000
Total revenues	229,000	130,000

Operating expenses
Management fees - related party	69,000	69,000
Provision for loan loss	19,000	127,000
Interest expense	--	8,000
Professional fees	175,000	192,000
Insurance	56,000	62,000
Consulting	18,000	29,000
Other	54,000	39,000
Total operating expenses	391,000	526,000

Loss from operations	(162,000)	(396,000)

Non-operating income (loss)
Income from equity method investee held for sale	--	109,000
Interest income from banking institutions	--	2,000
Settlement expense	(23,000)	--
Total other non-operating income (loss), net	(23,000)	111,000

Income (loss) from real estate held for sale
Net gain on sale of real estate held for sale	2,000	--
Expenses related to real estate held for sale	(31,000)	(56,000)
Expenses related to real estate held for sale – related party	--	(25,000)
Total loss from real estate held for sale	(29,000)	(81,000)

Loss before provision for income taxes	(214,000)	(366,000)

Provision for income taxes	--	--

NET LOSS	$(214,000)	$(366,000)

Basic and diluted loss per weighted average common share	$(0.03)	$(0.06)

Dividends declared per common share	$--	$--

Weighted average common shares	6,340,859	6,419,459

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	03/31/2012	03/31/2011

Net loss	$(214,000)	$(366,000)

Unrealized gains on marketable securities - related party	161,000	25,000

Total Other Comprehensive Income, net of tax	161,000	25,000

Comprehensive Loss	$(53,000)	$(341,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total
Stockholders' Equity at December 31, 2011	534,207	$(1,045,000)	6,340,859	$1,000	$62,262,000	$(40,856,000)	$--	$20,362,000

Net Loss						(214,000)		(214,000)

Unrealized Gain on Marketable Securities – Related Party							161,000	161,000

Comprehensive Loss								(53,000)

Stockholders' Equity at March 31, 2012 (Unaudited)	534,207	$(1,045,000)	6,340,859	$1,000	$62,262,000	$(41,070,000)	$161,000	$20,309,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	03/31/12	03/31/11
Cash flows from operating activities:
Net loss	$(214,000)	$(366,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts		--
Recovery of allowance for doubtful notes receivable	(1,000)	--
Gain related to recovery of allowance for loan loss	(57,000)	--
Provision for loan loss	19,000	127,000
Amortized interest income	--	(1,000)
Income from equity method investee held for sale	--	(109,000)
Change in operating assets and liabilities:
Interest and other receivables	4,000	162,000
Due to/from related parties	(110,000)	(577,000)
Deferred gain on sale of HFS	(6,000)	--
Other assets	(50,000)	41,000
Accounts payable and accrued liabilities	(96,000)	(261,000)
Net cash used in operating activities	(511,000)	(984,000)

Cash flows from investing activities:
Investments in real estate loans	(5,870,000)	(490,000)
Proceeds from loan payoffs	3,382,000	123,000
Sale of investments in real estate loans from third parties	148,000	--
Distributions from investment in equity method investee held for sale	--	46,000
Net cash used in investing activities	(2,340,000)	(321,000)

Cash flows from financing activities:
Principal payments on notes payable	(19,000)	(21,000)
Net cash used in financing activities	(19,000)	(21,000)

NET CHANGE IN CASH	(2,870,000)	(1,326,000)

Cash and cash equivalents, beginning of period	6,758,000	8,145,000

Cash and cash equivalents, end of period	$3,888,000	$6,819,000

Supplemental disclosures of cash flows information:
Interest paid	$--	$8,000

Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$229,000	$--
Other real estate owned through deed in lieu, net of prior allowance	$786,000	$--
Adjustment to note receivable and related allowance	$829,000	$--
Unrealized gain on marketable securities - related party	$161,000	$25,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Fund I, LLC (“Fund I”) was organized in December 1999 as a Nevada limited liability company for the purpose of investing in commercial real estate loans (hereafter referred to as “real estate loans”).  In addition we may invest in, acquire, manage or sell real property or acquire entities involved in the ownership or management of real property.  Vestin Realty Mortgage I, Inc. (“VRM I”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Fund I.  On May 1, 2006, Fund I merged into VRM I and the members of Fund I received one share of VRM I’s common stock for each membership unit of Fund I.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to May 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”).  We commenced operations in August 2000.

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end.  We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.  Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012.  Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock will no longer be subject to such restrictions.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which is majority-owned by Vestin Group.  Vestin Originations continued the business of brokerage, placement and servicing of real estate loans.  Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Vestin Originations and Advant Mortgage, LLC (“Advant”), both licensed Nevada mortgage brokers, which are indirectly majority owned or wholly owned by Mr. Shustek.

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

The consolidated financial statements include the accounts of us and our wholly owned subsidiary, Vestin TRS I, Inc. (“TRS I”).  All significant inter-company transactions and balances have been eliminated in consolidation.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2011 annual report filed on Form 10-K.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of March 31, 2012 and December 31, 2011.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended March 31, 2012 and 2011.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of March 31, 2012, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of March 31, 2012, approximately 61% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Certain amounts in the March 31, 2011 consolidated financial statements have been reclassified to conform to the March 31, 2012 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

The Company accounts for its income taxes under the assets and liabilities method, which requires recognition of deferred tax assets and liabilities for future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, they would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.  Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2012 and December 31, 2011, we had approximately $2,000, in excess of the federally-insured limits.

As of March 31, 2012, 46%, 26%, and 13% of our loans were in Nevada, Oregon and Arizona, respectively, compared to 37%, 27%, 20%, and 10% of our loans were in Nevada, Oregon, Arizona and Texas at December 31, 2011, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 59% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, secured by property located in Oregon, Arizona and Nevada, all first lien position with interest rates between 7.75% and 15%, and an aggregate outstanding balance of approximately $10.0 million.  As of March 31, 2012, two of our largest loans were considered non-performing, see “Non-Performing Loans” in Note D – Investments in Real Estate Loans.

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

Common Guarantors

As of March 31, 2012 and December 31, 2011, two loans totaling $2.2 million, representing approximately 13.1% and 13.5%, respectively, of our portfolio’s total value, had a common guarantor.  As of March 31, 2012 and December 31, 2011, both loans were fully reserved and both were non-performing loans.

As of March 31, 2012 and December 31, 2011, two loans totaling approximately $5.0 million representing approximately 29.2% and 30.5%, respectively, of our portfolio’s total value, had a common guarantor.  As of March 31, 2012 and December 31, 2011, one loan was considered non-performing, while the other is considered performing, pursuant to a troubled debt restructuring.  For additional information regarding this troubled debt restructuring, see “Troubled Debt Restructuring” in Note D – Investments in Real Estate Loans.

As of March 31, 2012 and December 31, 2011, seven loans totaling approximately $7.3 million and $4.6 million, respectively, representing approximately 43.4% and 28.6%, respectively, of our portfolio’s total value, had a common guarantor.  These loans are considered performing.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2012 and December 31, 2011, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2012 and December 31, 2011, we had three investments in real estate loans, respectively, that had interest reserves.

Loan Portfolio

As of March 31, 2012, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	16	$16,608,000	9.76%	98.62%	74.24%
Residential	1	138,000	8.00%	0.82%	60.43%
Land	1	94,000	6.00%	0.56%	53.81%
Total	18	$16,840,000	9.72%	100.00%	73.93%

Investments in real estate loans as of December 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	17	$15,855,000	10.15%	97.55%	70.96%
Construction	1	165,000	8.00%	1.02%	90.50%
Residential	1	138,000	11.69%	0.85%	89.73%
Land	1	94,000	6.00%	0.58%	53.81%
Total	20	$16,252,000	10.09%	100.00%	70.86%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2012 and December 31, 2011, was 7.38% and 9.77%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2012 and December 31, 2011:

Loan Type	Number of Loans	March 31, 2012 Balance *	Portfolio Percentage	Number of Loans	December 31, 2011 Balance *	Portfolio Percentage

First deeds of trust	14	$14,363,000	85.29%	13	$10,840,000	66.70%
Second deeds of trust	4	2,477,000	14.71%	7	5,412,000	33.30%
Total	18	$16,840,000	100.00%	20	$16,252,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2012:

Non-performing and past due loans (a)	$6,634,000
April 2012 – June 2012	1,032,000
July 2012 –September 2012	1,994,000
October 2012 –December 2012	695,000
January 2013 – March 2013	5,008,000
Thereafter	1,477,000

Total	$16,840,000

(a)	Amounts include the balances of non-performing loans

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012 Balance *	Portfolio Percentage	December 31, 2011 Balance *	Portfolio Percentage

Arizona	$2,150,000	12.77%	$3,282,000	20.20%
California	626,000	3.72%	647,000	3.98%
Colorado	300,000	1.78%	300,000	1.85%
Nevada	7,786,000	46.24%	5,928,000	36.48%
Oregon	4,434,000	26.33%	4,434,000	27.28%
Texas	724,000	4.30%	1,661,000	10.21%
Utah	820,000	4.86%	--	--
Total	$16,840,000	100.00%	$16,252,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2012 Balance	December 31, 2011 Balance
Balance per loan portfolio	$16,840,000	$16,252,000
Less:
Allowance for loan losses (a)	(4,482,000)	(5,485,000)
Balance per consolidated balance sheets	$12,358,000	$10,767,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2012, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.1 million, net of allowance for loan losses of approximately $3.6 million, which does not include the allowances of approximately $0.9 million relating to performing loans as of March 31, 2012.  Except as otherwise provided below these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

At March 31, 2012, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at March 31, 2012	Allowance for Loan Losses	Net Balance at March 31, 2012
Commercial	3	$6,634,000	$(3,575,000)	$3,059,000
Total	3	$6,634,000	$(3,575,000)	$3,059,000

At December 31, 2011, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Allowance for Loan Losses	Net Balance at December 31, 2011
Commercial	4	$7,571,000	$(3,724,000)	$3,847,000
Total	4	$7,571,000	$(3,724,000)	$3,847,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of March 31, 2012, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 52%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	6,634,000	(3,575,000)	3,059,000
Subtotal non-performing loans	6,634,000	(3,575,000)	3,059,000

Performing loans – no related allowance	8,678,000	--	8,678,000
Performing loans – related allowance	1,528,000	(907,000)	621,000
Subtotal performing loans	10,206,000	(907,000)	9,299,000

Total	$16,840,000	$(4,482,000)	$12,358,000

	As of December 31, 2011
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	7,571,000	(3,724,000)	3,847,000
Subtotal non-performing loans	7,571,000	(3,724,000)	3,847,000

Performing loans – no related allowance	6,241,000	--	6,241,000
Performing loans – related allowance	2,440,000	(1,761,000)	678,000
Subtotal performing loans	8,681,000	(1,761,000)	6,920,000

Total	$16,252,000	$(5,485,000)	$10,767,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances
As of March 31, 2012, we have provided a specific reserve allowance for three non-performing loans and four performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2012 and 2011 by loan type.

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Sales	Loan Pay Downs and Settlements	Transfers to Notes Receivable	Balance at 3/31/12

Commercial	$5,412,000	$19,000	$--	$(57,000)	$(892,000)	$4,482,000
Construction	73,000	--	--	(73,000)	--	--
Total	$5,485,000	$19,000	$--	$(130,000)	$(892,000)	$4,482,000

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation	Sales	Settlements	Transfers to REO & Other Assets	Balance at 3/31/11

Commercial	$5,708,000	$127,000	$--	$(986,000)	$--	$4,849,000
Construction	72,000	--	--	--	--	72,000
Total	$5,780,000	$127,000	$--	$(986,000)	$--	$4,921,000

Troubled Debt Restructuring

As of March 31, 2012 and December 31, 2011 we had five and seven loans, respectively, totaling approximately $2.5 million and $4.4 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been four loans that became TDR loans and all remain performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of March 31, 2012 and December 31, 2011:

As of March 31, 2012
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	5	$2,528,000	4	$1,528,000	1	$1,000,000
Total	5	$2,528,000	4	$1,528,000	1	$1,000,000

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	6	$4,212,000	4	$2,276,000	2	$1,936,000
Construction	1	165,000	1	165,000	--	--
Total	7	$4,377,000	5	$2,441,000	2	$1,936,000

•
Commercial – As of March 31, 2012 and December 31, 2011 we had 16 and 17 commercial loans, five and three of which, respectively, were modified pursuant to TDR.  During January 2012, our one TDR construction loan was modified into a new loan which reduced the principal balance to approximately $4.0 in total, of which our portion is approximately $0.1 million.  The interest rate was changed from 3% paid and 5% accruing monthly to 7% paid monthly.  The accrued interest balance of approximately $1.0 million, of which our portion is $23,000, was reclassified as a notes receivable.  For additional information, see “Non-Performing” of this Note D – Investments in Real Estate Loans and Note I – “Notes Receivable”.

•	Construction – As of December 31, 2011, we had one construction loan modified pursuant to TDR. During January 2012, we restructured the loan into a new loan which is a commercial loan.

Extensions

As of March 31, 2012, our manager had granted extensions on six outstanding loans, totaling approximately $10.4 million, of which our portion was approximately $3.6 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extensions, one of the six loans became non-performing.  These loans had a total principal amount at March 31, 2012, of approximately $4.3 million, of which our portion is approximately $1.0 million.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2012 and December 31, 2011, we owned 537,078 shares of VRM II’s common stock, representing approximately 4.22% of the total outstanding shares.  The closing price of VRM II’s common stock on March 31, 2012, was $1.46 per share, resulting in an unrealized gain for the three months ended March 31, 2012.

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

During the three months ended March 31, 2012, the trading price for VRM II’s common stock ranged from $1.09 to $1.55 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2012, we held five properties with a total carrying value of approximately $2.4 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the three months ended March 31, 2012 related to our REO totaled approximately $35,000.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

NOTE G – OTHER REAL ESTATE OWNED

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our second deed of trust loan which had matured on December 31, 2011, with a balance of approximately $11.8 million, of which our portion was approximately $0.9 million.  Our subsidiary 1701 Commerce, LLC, pursuant to the Deed in Lieu Agreement received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is subject to a first trust deed of ranging from approximately $39 million to $43 million.  The first deed of trust has matured and the first deed holder has demanded payment in full.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the northern district of Texas, Ft. Worth in order to stop the first trust deed holder’s foreclosure of the property and to protect 1701 Commerce’s equity in the property, as well as to protect the other creditors of the property.  Due to the uncertainty and dispute involving this property, we have recorded this investment as Other Real Estate Owned on the balance sheet. We will continue to pursue and protect our equity in this property. If the Bankruptcy Court accepts our plan, we expect to include the operations through consolidation into our financial statements from that date. If the Bankruptcy Court does not accept our plan, we will determine what the accounting treatment will be at the time the decision is made. We hold an interest of approximately 8%, VRM II holds an interest of approximately 90% and Fund III holds an interest of approximately 2% in 1701 Commerce.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2012 and 2011 was $69,000 for each period.

As of March 31, 2012 and December 31, 2011, our manager owned 100,000 of our common shares, representing approximately 1.6% of our total outstanding common stock.  For the three months ended March 31, 2012 and 2011, we declared $0 in dividends payable to our manager.

As of March 31, 2012 and December 31, 2011 we did not owe or have any receivables from our manager.

As of March 31, 2012 we had prepaid management fees of approximately $69,000 for services to be performed from April through June 2012 included in other assets.  A discount of 7% will be applied to the July 2012 payment.

Transactions with Other Related Parties

As of March 31, 2012 and December 31, 2011, we owned 537,078 common shares of VRM II, representing approximately 4.2%, of their total outstanding common stock.  For the three months ended March 31, 2012 and 2011 we recognized $0 in dividend income from VRM II.

As of March 31, 2012 and December 31, 2011, VRM II owned 538,178 of our common shares, approximately 8.5%, of our total outstanding common stock.  For the three months ended March 31, 2012 and 2011 we declared $0 in dividends payable to VRM II.

As of March 31, 2012 we had a receivable from VRM II approximately $5,000, primarily related to legal fees, and as of December 31, 2011 we owed VRM II approximately $0.1 million, primarily related to legal fees

As of March 31, 2012 we had a receivable with FUND III of approximately $1,000.  As of December 31, 2011 we had no receivable or payable with FUND III.

NOTE I — NOTES RECEIVABLE

During January 2012 we, VRM II and Fund III rewrote one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The amount of the loan allowance of approximately $0.1 million and the interest currently accrued on the existing loan, which was fully allowed for, of approximately $23,000 was moved to notes receivable.  In April 2012, we received a payment on the new loan, which was less than the amount owed.  The difference of $19,000 was recorded as a loan allowance as of March 31, 2012 and was reclassified to notes receivable during April 2012.

During February 2012 we, VRM II and Fund III received a payment in full for the first on one of our existing loans and a partial payment on the second.  The remaining balance, which was fully allowed for, of approximately $0.7 million has been moved to notes receivable and remains fully allowed for.  In March 2012 a payment of approximately $30,000 was received.

NOTE J — FAIR VALUE

As of March 31, 2012, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of March 31, 2012, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 3/31/12	Carrying Value on Balance Sheet at 3/31/12
Assets
Investment in marketable securities - related party	$812,000	$--	$--	$812,000	$812,000
Investment in real estate loans	$--	$--	$12,353,000	$12,353,000	$12,358,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$651,000	$--	$--	$651,000	$651,000
Investment in real estate loans	$--	$--	$10,827,000	$10,827,000	$10,802,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to March 31, 2012.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2012 to March 31, 2012.
Investment in real estate loans

Balance on January 1, 2012	$10,827,000
Change in temporary valuation adjustment included in net income (loss)
Net decrease in allowance for loan losses	111,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	742,000
Transfer of allowance on real estate loan to real estate held for sale	150,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	5,869,000
Transfer of real estate loans to real estate held for sale	(937,000)
Transfer of real estate loans converted to unsecured notes receivable	(742,000)
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(3,603,000)
Temporary change in estimated fair value based on future cash flows	(64,000)

Balance on March 31, 2012, net of temporary valuation adjustment	$12,353,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to March 31, 2011:

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

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On January 1, 2012, VRM I adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements (see Note L), the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2012, VRM I adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Consolidated Financial Statements.

Issued

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

NOTE N — SUBSEQUENT EVENTS

During January 2011, we, VRMI II and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we, VRM II and Fund III received payments of approximately $711,000, $543,000 and $114,000, respectively, during April 2012.

During May 2012, we, VRM II and Fund III foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $4.4 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which will be reported as an investment under the equity method from the date of this foreclosure. The property will be held for sale.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2012 and 2011.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2011.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of March 31, 2012, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.1 million, net of allowance for loan losses of approximately $3.6 million.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $5.5 million or 27% of our total assets as of March 31, 2012, as compared to approximately $6.2 million or 30% of our total assets as of December 31, 2011.  See Note F – Real Estate Held for Sale Note D – Investments In Real Estate Loans and Note G – Other Real Estate Owned of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the significant level of our non-performing assets is a direct result of the deterioration of the economy and credit markets several years ago.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy has improved, the commercial real estate markets in the areas where we make loans continued to suffer from depressed conditions.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

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

During the three months ended March 31, 2012, we funded three loans totaling approximately $5.8 million.  During the three months ended March 31, 2011, we funded one loan totaling approximately $0.5 million.  As of March 31, 2012, our loan-to-value ratio was 74%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of March 31, 2012, we have provided a specific reserve allowance for three non-performing and four performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of March 31, 2012, our loans were in the following states: Arizona, California, Colorado, Nevada, Oregon, Texas and Utah.

At our annual meeting held on December 15, 2011, a majority of the shareholders voted to amend our Bylaws to expand our investment policy to include investments in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property. A majority of the shareholders also voted to amend our charter to change the terms of our existence from its expiration date of December 31, 2019 to perpetual existence. As a result we will begin to acquire, manage, renovate, reposition, sell or otherwise invest in real property or acquire entities involved in the ownership or management of real property.

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

SUMMARY OF FINANCIAL RESULTS

The Three Months Year Ended March 31, 2012

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$142,000	$128,000	$14,000	11%
Recovery of allowance for doubtful notes receivable	30,000	--	30,000	100%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	57,000	--	57,000	100%
Other Income	--	2,000	(2,000)	(100%)
Total	$229,000	$130,000	$99,000	(76%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011.  We anticipate that the activity in our loan portfolio will continue will produce an increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 will be sustained in the future.  Scheduled payments on fully reserved notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.

For additional information see Note D – Investments in Real Estate Loans and Note I -  Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$69,000	$69,000	$--	--
Provision for loan loss	19,000	127,000	(108,000)	(85%)
Interest expense	--	8,000	(8,000)	100%
Professional fees	175,000	192,000	(17,000)	(9%)
Insurance	56,000	62,000	(6,000)	(4%)
Consulting	18,000	29,000	(11,000)	(388%)
Other	54,000	39,000	15,000	38%
Total	$391,000	$526,000	$(135,000)	(25%)

Operating expenses were 25% lower during the three months ended March 31, 2012 largely as a result of a lower provision for loan losses than what occurred during the three months ended March 31,2011.  Interest expense decreased during the three months ended March 31, 2012 due to the decreased balance of secured borrowings which were paid off in compared to 2011.  Professional fees have decreased due to a significant decrease in pending litigation.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$--	$2,000	$(2,000)	(100%)
Income from equity investee held for sale	--	109,000	(109,000)	(100%)
Settlement expense	(23,000)	--	(23,000)	(100%)
Total	$(23,000)	$111,000	$(134,000)	121%

During the three months ended March 31, 2012 we settled a lawsuit with an acquirer of property previously foreclosed upon and sold which resulted in an expense of approximately $23,000.  In addition, we received income from equity investee held for sale during the three months ended March 31, 2011 and did not have similar income in 2012.

See Note O – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements and Note G – Other Real Estate Owned included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Income (loss) from real estate held for sale:	2012	2011	$ Change	% Change
Net gain on sale of real estate held for sale	$2,000	$--	$(2,000)	(100%)
Expenses related to real estate held for sale	(31,000)	(56,000)	(25,000)	(47%)
Expenses related to real estate held for sale – related party	--	(25,000)	(25,000)	(100%)
Total	$(29,000)	$(81,000)	$(52,000)	64%

During 2012 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  The overall decrease in losses from discontinued operations was primarily affected by a decrease in write-downs on real estate held for sale, offset by an increase in expenses related to real estate held for sale.  The decrease in write-downs on real estate held for sale is due to current appraisals reflecting a current value closer to the recorded value of asset.

See Note F — Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Annual Report on Form 10-Q.

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

During the three months ended March 31, 2012, net cash flows used in operating activities approximated $0.5 million.  Operating cash flows were adversely impacted by prepaid management fees of approximately $70,000 in 2012 compared to 2011.  Cash flows related to investing activities consisted of cash provided by loan and notes receivable payoffs of approximately $3.5 million and cash used for purchases of investments in real estate loans of approximately $5.9 million.  Cash flows from financing activities consisted of cash used in payment of notes payable of approximately $19,000.

At March 31, 2012, we had approximately $3.9 million in cash, $0.8 million in marketable securities – related party and approximately $20.4 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  We are not obligated to purchase any additional shares.  As of March 31, 2012 and December 31, 2011, we had a total of 534,207 shares as treasury stock carried on our books at cost totaling $1.0 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 15, 2012, we have met our 3% reserve requirement.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2012, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$138,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$691,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,383,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(138,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(691,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,383,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2012, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$168,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$842,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,684,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(168,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(842,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,684,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note K – Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended March 31, 2012, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
January 1 – January 31, 2012	--	$--	--	$4,013,475
February 1 – February 29, 2012	--	--	--	4,013,475
March 1 – March 31, 2012	--	--	--	4,013,475

Total	--	$--	--	$4,013,475

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage I, Inc. for accounting services.
10.4 (6)	Died in Lieu
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51964)
(5)	Incorporated herein by reference to the Form 8-K/A filed on November 14, 2011 (File No. 000-51964)
(6)	Incorporated herein by reference to the Form 10-K filed on March 16, 2012 (File No. 000-51964)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 15, 2012

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	May 15, 2012

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

Date: May 15, 2012

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

Date: May 15, 2012

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

(1)
The Registrant’s Report on Form 10-Q for the three months ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 15, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: May 15, 2012

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage I, Inc.