Form 10-Q
period 2012-06-30
Vestin Realty Mortgage I, Inc.
filed 2012-08-14
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  [   ]    No   [X]

As of August 14, 2012, there were 6,340,859 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$2,294,000	$6,758,000
Investment in marketable securities - related party	631,000	651,000
Interest and other receivables, net of allowance of $0 at June 30, 2012 and $228,000 at December 31, 2011	14,000	10,000
Notes receivable, net of allowance of $1,865,000 at June 30, 2012 and $837,000 at December 31, 2011	--	--
Real estate held for sale	1,961,000	2,409,000
Other real estate owned	787,000	--
Investment in real estate loans, net of allowance for loan losses of $1,629,000 at June 30, 2012 and $5,485,000 at December 31, 2011	11,739,000	10,767,000
Asset held for sale	4,210,000	--
Other assets	226,000	100,000

Total assets	$21,862,000	$20,695,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$59,000	$147,000
Due to related parties	19,000	104,000
Notes payable	130,000	19,000
Liabilities related to asset held for sale	31,000	--
Deferred gain on sale of HFS	47,000	63,000

Total liabilities	286,000	333,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 534,207 shares at June 30, 2012 and December 31, 2011	(1,045,000)	(1,045,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,875,066 shares issued and 6,340,859 outstanding at June 30, 2012 and December 31, 2011	1,000	1,000
Additional paid-in capital	62,262,000	62,262,000
Accumulated deficit	(40,713,000)	(40,856,000)
Accumulated other comprehensive income	(20,000)	--
Total stockholders’ equity before non-controlling interest – related party	20,485,000	20,362,000
Noncontrolling interest – related party	1,091,000	--
Total equity	21,576,000	20,362,000

Total liabilities and stockholders' equity	$21,862,000	$20,695,000

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months Ended		For The Six Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Revenues
Interest income from investment in real estate loans	$210,000	$103,000	$352,000	$231,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	29,000	21,000	59,000	21,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	132,000	--	188,000	--
Other income	--	--	--	2,000
Total revenues	371000	317,000	599,000	254,000

Operating expenses
Management fees - related party	69,000	69,000	138,000	138,000
Provision for loan loss	--	--	19,000	127,000
Interest expense	1,000	5,000	1,000	12,000
Professional fees	213,000	81,000	388,000	273,000
Insurance	55,000	62,000	111,000	120,000
Consulting	20,000	29,000	38,000	47,000
Other	26,000	69,000	80,000	125,000
Total operating expenses	384,000	315,000	775,000	842,000

Loss from operations	(13,000)	(191,000)	(144,000)	(588,000)

Non-operating income
Interest income from banking institutions	--	2,000	--	5,000
Discounted professional fees	--	300,000	--	300,000
Recovery from settlement with loan guarantor	711,000	--	711,000	--
Settlement expense	--	--	(23,000)	--
Income from equity method investee held for sale	--	225,000	--	333,000
Total non-operating income	711,000	527,000	688,000	638,000

Provision for income taxes	--	--	--	--

Income from continuing operations	698,000	336,000	513,000	50,000

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	2,000	--	4,000	--
Expenses related to real estate held for sale	(56,000)	(53,000)	(87,000)	(134,000)
Income from assets held for sale, net of income taxes	39,000	--	39,000	--
Write-downs on real estate held for sale	(316000)	(132,000)	(316,000)	(132,000)
Total loss from discontinued operations	(331,000)	(185,000)	(360,000)	(266,000)

Net income (loss)	367,000	151,000	153,000	(216,000)
Allocation to non-controlling interest – related party	10,000	--	10,000	--
Net income (loss) attributable to common stockholders	$357,000	$151,000	$143,000	$(216,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	$0.11	$0.05	$0.08	$0.01
Discontinued operations	(0.05)	(0.03)	(0.06)	(0.04)
Total basic and diluted income (loss) per weighted average common share	$0.06	$0.02	$0.02	$(0.03)

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	6,340,859	6,382,748	6,340,859	6,401,002

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC. CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For the Three Months Ended 06/30/2012	For the Three Months Ended 06/30/2011	For the Six Months Ended 06/30/2012	For the Six Months Ended 06/30/2011

Net income (loss)	$357,000	$151,000	$143,000	$(216,000)

Unrealized holding gains (losses) – related party	(181,000)	(152,000)	(20,000)	(126,000)
Total Other Comprehensive Income (Loss), net of tax	176,000	(1,000)	123,000	(342,000)
Net income attributable to noncontrolling interest	10,000	--	10,000	--

Comprehensive Income (Loss)	$186,000	$(1,000)	$133,000	$(342,000)

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest – Related Party	Total
Stockholders' Equity at December 31, 2011	534,207	$(1,045,000)	6,340,859	$1,000	$62,262,000	$(40,856,000)	$--	$--	$20,362,000

Net Income						143,000		10,000	153,000

Unrealized Gain on Marketable Securities - Related Party							(20,000)		(20,000)
									133,000

Disposition of Assets Held for Sale								1,081,000	1,081,000

Stockholders' Equity at June 30, 2012	534,207	$(1,045,000)	6,340,859	$1,000	$62,262,000	$(40,713,000)	$(20,000)	$1,091,000	$21,573,000

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	06/30/2012	06/30/2011
Cash flows from operating activities:
Net income (loss)	$153,000	$(216,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-downs on real estate held for sale	316,000	132,000
Recovery of allowance for doubtful notes receivable	(59,000)	(21,000)
Gain related to recovery of allowance for loan loss	(188,000)	--
Gain on sale of real estate held for sale	(4,000)	--
Gain related to recovery from settlement with loan guarantor	(711,000)	--
Provision for loan loss	19,000	127,000
Amortized interest income	--	(2,000)
Income from equity method investee held for sale	--	(333,000)
Change in operating assets and liabilities:
Interest and other receivables	(5,000)	648,000
Due to/from related parties	(85,000)	(690,000)
Asset held for sale, net of liabilities	(39,000)	--
Deferred gain on sale of HFS	(16,000)	--
Other assets	40,000	62,000
Accounts payable and accrued liabilities	(86,000)	(1,235,000)
Net cash used in operating activities	(665,000)	(1,528,000)

Cash flows from investing activities:
Investments in real estate loans	(12,163,000)	(490,000)
Purchase of marketable securities – related party	--	(547,000)
Proceeds from loan payoffs	5,576,000	134,000
Sale of investments in real estate loans to third parties	1,938,000	--
Proceeds from settlement from loan guarantor	711,000	--
Proceeds from notes receivable	59,000	10,000
Proceeds from sale of real estate held for sale	133,000	--
Proceeds related to nonrefundable extension fees on real estate held for sale	2,000	--
Distributions from investment in equity method investee held for sale	--	213,000
Net cash used in investing activities	(3,744,000)	(680,000)

Cash flows from financing activities:
Purchase of treasury stock at cost	--	(104,000)
Principal payments on notes payable	(55,000)	(58,000)
Net cash used in financing activities	(55,000)	(162,000)

NET CHANGE IN CASH	(4,464,000)	(2,370,000)

Cash and cash equivalents, beginning of period	6,758,000	8,145,000

Cash and cash equivalents, end of period	$2,294,000	$5,775,000

Supplemental disclosures of cash flows information:
Interest paid	$1,000	$12,000

Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$229,000	$--
Other real estate owned through deed in lieu, net of prior allowance	$786,000	$--
Note payable relating to prepaid D & O insurance	$166,000	$167,000
Adjustment to note receivable and related allowance	$1,057,000	$--
Asset held for sale acquired through foreclosure, net of prior allowance	(3,059,000)	--
Unrealized loss on marketable securities - related party	$(20,000)	$(126,000)

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage I, Inc. (“VRM I”) formerly Vestin Fund I, LLC (“Fund I”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”).  In addition we may invest in, acquire, manage or sell real property or acquire entities involved in the ownership or management of real property.  We commenced operations in December 1999.  References in this report to the “Company,”“we,”“us,” or “our” refer to Fund I with respect to the period prior to April 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.

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

The consolidated financial statements include the accounts of us and our wholly owned subsidiary, Vestin TRS I, Inc. (“TRS I”).  All significant inter-company transactions and balances have been eliminated in consolidation.  The results of operations related to VREO XXII have been included in our Consolidated Statements of Operations under VREO XXII, net of income taxes”.

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

Discontinued Operations

We have reclassified for all periods presented in the accompanying consolidated statements of operations, the amounts related to discontinued operations and real estate held for sale, in accordance with the applicable accounting criteria.  In addition, the assets and liabilities related to the discontinued operations are reported separately in the accompanying consolidated balance sheets as real estate held for sale, assets held for sale, and liabilities related to assets held for sale.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of June 30, 2012 and December 31, 2011.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended June 30, 2012 and 2011.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2012, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of June 30, 2012, approximately 54% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Certain amounts in the June 30, 2011 consolidated financial statements have been reclassified to conform to the June 30, 2012 presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM I, TRS I, our wholly owned subsidiary, and VREO XXII, in which we have a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for business combinations, establishing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired (including goodwill), the liabilities assumed, and any noncontrolling interest in the acquiree. Subsequently, on April 1, 2009, the FASB amended and clarified certain aspects of its authoritative guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We apply the FASB authoritative guidance to all business combinations for which the acquisition date is on or after January 1, 2009, and to certain future income tax effects related to our prior business combinations, should they arise.

Noncontrolling Interests

The FASB issued authoritative guidance for noncontrolling interests in December 2007, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2012 and December 31, 2011, we had no funds in excess of the federally-insured limits.

As of June 30, 2012, 66% and 13% of our loans were in Nevada and Michigan, respectively, compared to 37%, 27%, 20%, and 10% of our loans were in Nevada, Oregon, Arizona and Texas at December 31, 2011, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At June 30, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 41% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, secured by property located in Michigan and Nevada, all first lien position with interest rates between 7.75% and 9.00%, and an aggregate outstanding balance of approximately $5.5 million.  As of June 30, 2012, all three of our largest loans were considered performing.

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

Common Guarantors

As of June 30 2012 and December 31, 2011, six and seven loans, respectively, totaling approximately $5.9 million and $4.6 million, respectively, representing approximately 44.5% and 28.6%, respectively, of our portfolio’s total value, had a common guarantor.  These loans are considered performing.

As of June 30, 2012 four loans totaling approximately $2.8 million representing approximately 20.9% of our portfolio’s total value had a common guarantor.  As of June 30, 2012 all four loans were considered performing.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2012 and December 31, 2011, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2012 and December 31, 2011, we had two and no investments in real estate loans, respectively, that had interest reserves.

Loan Portfolio

As of June 30, 2012, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 4.5% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	15	$13,274,000	8.65%	99.30%	68.87%
Land	1	94,000	6.00%	0.70%	53.81%
Total	16	$13,368,000	8.63%	100.00%	68.75%

Investments in real estate loans as of December 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	17	$15,855,000	10.15%	97.55%	70.96%
Construction	1	165,000	8.00%	1.02%	90.50%
Residential	1	138,000	11.69%	0.85%	89.73%
Land	1	94,000	6.00%	0.58%	53.81%
Total	20	$16,252,000	10.09%	100.00%	70.86%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2012 and December 31, 2011, was 8.11% and 9.77%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2012 and December 31, 2011:

Loan Type	Number of Loans	June 30, 2012 Balance *	Portfolio Percentage	Number of Loans	December 31, 2011 Balance *	Portfolio Percentage

First deeds of trust	13	$11,151,000	83.42%	13	$10,840,000	66.70%
Second deeds of trust	3	2,217,000	16.58%	7	5,412,000	33.30%
Total	16	$13,368,000	100.00%	20	$16,252,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2012:

Non-performing and past due loans (a)	$1,000,000
July 2012 –September 2012	1,994,000
October 2012 –December 2012	2,464,000
January 2013 – March 2013	3,260,000
April 2013 – June 2013	3,433,000
July 2013 – September 2013	467,000
Thereafter	750,000

Total	$13,368,000

(a)	Amounts include the balances of non-performing loans

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012 Balance *	Portfolio Percentage	December 31, 2011 Balance *	Portfolio Percentage

Arizona	$450,000	3.37%	$3,282,000	20.20%
California	467,000	3.49%	647,000	3.98%
Colorado	--	--	300,000	1.85%
Michigan	1,741,000	13.02%	--	--
Nevada	8,832,000	66.07%	5,928,000	36.48%
Oregon	--	--	4,434,000	27.28%
Texas	1,058,000	7.91%	1,661,000	10.21%
Utah	820,000	6.14%	--	--
Total	$13,368,000	100.00%	$16,252,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2012 Balance	December 31, 2011 Balance
Balance per loan portfolio	$13,368,000	$16,252,000
Less:
Allowance for loan losses (a)	(1,629,000)	(5,485,000)
Balance per consolidated balance sheets	$11,739,000	$10,767,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2012, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of approximately $0.0 million, net of allowance for loan losses of approximately $1.0 million, which does not include the allowances of approximately $0.6 million relating to performing loans as of June 30, 2012.  Except as otherwise provided below this loans has been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

At June 30, 2012, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at June 30, 2012	Allowance for Loan Losses	Net Balance at June 30, 2012
Commercial	1	$1,000,000	$(1,000,000)	$--
Total	1	$1,000,000	$(1,000,000)	$--

At December 31, 2011, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Allowance for Loan Losses	Net Balance at December 31, 2011
Commercial	4	$7,571,000	$(3,724,000)	$3,847,000
Total	4	$7,571,000	$(3,724,000)	$3,847,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of June 30, 2012, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 73%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	1,000,000	(1,000,000)	--
Subtotal non-performing loans	1,000,000	(1,000,000)	--

Performing loans – no related allowance	11,151,000	--	11,151,000
Performing loans – related allowance	1,217,000	(629,000)	588,000
Subtotal performing loans	12,368,000	(629,000)	11,739,000

Total	$13,368,000	$(1,629,000)	$11,739,000

	As of December 31, 2011
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	7,571,000	(3,724,000)	3,847,000
Subtotal non-performing loans	7,571,000	(3,724,000)	3,847,000

Performing loans – no related allowance	6,241,000	--	6,241,000
Performing loans – related allowance	2,440,000	(1,761,000)	678,000
Subtotal performing loans	8,681,000	(1,761,000)	6,920,000

Total	$16,252,000	$(5,485,000)	$10,767,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances
As of June 30, 2012, we have provided a specific reserve allowance for one non-performing loan and two performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2012 and 2011 by loan type.

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Sales	Loan Pay Downs and Settlements	Transfers to REO and Notes Receivable	Balance at 6/30/2012

Commercial	$5,412,000	$19,000	$--	$(1,535,000)	$(2,267,000)	$1,629,000
Construction	73,000	--	--	(73,000)	--	--
Total	$5,485,000	$19,000	$--	$(1,608,000)	$(2,267,000)	$1,629,000

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation	Sales	Settlements	Transfers to REO & Other Assets	Balance at 6/30/2011

Commercial	$5,708,000	$127,000	$--	$(997,000)	$--	$4,838,000
Construction	72,000	--	--	--	--	72,000
Total	$5,780,000	$127,000	$--	$(997,000)	$--	$4,910,000

Troubled Debt Restructuring

As of June 30, 2012 and December 31, 2011 we had three and seven loans, respectively, totaling approximately $2.2 million and $4.4 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been four loans that became TDR loans and all remain performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of June 30, 2012 and December 31, 2011:

As of June 30, 2012
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	4	$2,217,000	3	$1,217,000	1	$1,000,000
Total	4	$2,217,000	3	$1,217,000	1	$1,000,000

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	6	$4,212,000	4	$2,276,000	2	$1,936,000
Construction	1	165,000	1	165,000	--	--
Total	7	$4,377,000	5	$2,441,000	2	$1,936,000

•
Commercial – As of June 30, 2012 and December 31, 2011 we had 17 commercial loans, four and three of which, respectively, were modified pursuant to TDR.  During January 2012, our one TDR construction loan was modified into a new loan which reduced the principal balance to approximately $4.0 in total, of which our portion is approximately $0.1 million.  The interest rate was changed from 3% paid and 5% accruing monthly to 7% paid monthly.  The accrued interest balance of approximately $1.0 million, of which our portion is $23,000, was reclassified as a notes receivable.  During April 2012 this loan was paid in full and the second deed of trust, which was another TDR loan, was reclassified as a notes receivable.  For additional information, see “Non-Performing” of this Note D – Investments in Real Estate Loans and Note I – “Notes Receivable”.

•	Construction – As of December 31, 2011, we had one construction loan modified pursuant to TDR. During January 2012, we restructured the loan into a new loan which is a commercial loan.

Extensions

As of June 30, 2012, our manager had granted extensions on five outstanding loans, totaling approximately $8.4 million, of which our portion was approximately $3.0 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extensions, one of the six loans became non-performing.  These loans had a total principal amount at June 30, 2012, of approximately $4.3 million, of which our portion is approximately $1.0 million.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2012 and December 31, 2011, we owned 537,078 shares of VRM II’s common stock, representing approximately 4.22% of the total outstanding shares.  The closing price of VRM II’s common stock on June 30, 2012, was $1.14 per share, resulting in an unrealized loss for the six months ended June 30, 2012.

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

During the three months ended June 30, 2012, the trading price for VRM II’s common stock ranged from $1.10 to $1.73 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2012 we held four properties with a total carrying value of approximately $2.0 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

During April 2012, we, VRM II and Fund III sold a property to an unrelated third party for approximately $0.5 million, of which our portion was approximately $0.1 million.  This transaction resulted in a net gain for us of approximately $2,000.  A consultation fee of approximately $17,000 was paid to our manager.

NOTE G — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During May 2012, we, VRM II and Fund III foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $4.4 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which will be reported as an asset held for sale from the date of this foreclosure.

Effective January 1, 2009, we adopted FASB's accounting standard related to business combination which required acquisition method of accounting to be used for all business combinations and for an acquirer to be identified for each business combination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard).

Our acquisition of VREO XXII was accounted for in accordance with this standard and the Company has allocated the purchase price of VREO XXII based upon the estimated fair value of the net assets acquired and liabilities assumed and the fair value of the noncontrolling interest measured at the acquisition date. The estimated fair value of VREO XXII at the time of the acquisition totaled $4.1 million.

We performed an allocation as of the foreclosure date as follows:

Cash	$308,000
Property and equipment	3,841,000
Current assets	14,000
Accounts payable and accrued liabilities	(23,000)

Net assets	$4,140,000

In addition, we estimated the fair value of the non-controlling interest at $1.1 million, which is 25% owned by Fund III and 1% by VRM II.

Immediately upon foreclosure, we committed to a plan to sell all interests in VREO XXII, at which point we began classifying the related assets of VREO XXII as assets held for sale, and the related liabilities as liabilities related to assets held for sale. Additionally, we have classified VREO XXII’s results as discontinued operations.

Assets and groups of assets and liabilities which comprise disposal groups are classified as “held for sale” when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the balance sheet date, and significant changes to the plan to sell are not expected. Assets held for sale are not depreciated.

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the year ended June 30, 2012.

The following is summary of net assets held for sale through June 30, 2012:

June 30, 2012
Assets:
Cash	$363,000
Current assets	7,000
Property and equipment	3,840,000
Total assets	$4,210,000

Liabilities:
Accounts payable and accrued liabilities	$31,000
Total liabilities	31,000

Net assets held for sale	$4,179,000

The following is summary of the results of operations related to the assets held for sale for the two months ended June 30, 2012:
For The Two Months Ended June 30, 2012

Revenue	$102,000
Expenses	(63,000)

Net Income	$39,000

NOTE H – OTHER REAL ESTATE OWNED

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a balance of approximately $11.8 million, of which our portion was approximately $0.9 million.  Our subsidiary 1701 Commerce, LLC, pursuant to the Deed in Lieu Agreement received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $39 million to $43 million. We dispute both the validity of the claimed liens and the amount of the claimed secured debt in whole or in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a potential foreclosure of the property that had been scheduled by the lien claimants and to preserve and protect 1701 Commerce’s equity in the and the interests of the other creditors of the property.  Due to the uncertainty and dispute involving this property, we have recorded this investment as Other Real Estate Owned on the balance sheet. We will continue to pursue and protect our equity in this property and have formulated and proposed a plan of reorganization for the Debtor and the property. Such plan has not been confirmed or approved by the Bankruptcy Court as of this time and we anticipate that revisions to the plan will be required to confirm the plan. If the Bankruptcy Court confirms a plan of reorganization in which our equity in the Debtor is preserved or retained, we expect to include the operations through consolidation into our financial statements from that date. If we are not able to confirm such a plan or if the Bankruptcy Court confirms a reorganization plan that does not retain or preserve 100% of the loan, we will determine the appropriate accounting treatment as of the date of such event, if any.  We hold an interest of approximately 8%, VRM II holds an interest of approximately 90% and Fund III holds an interest of approximately 2% in 1701 Commerce.

NOTE I — RELATED PARTY TRANSACTIONS

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months and six months ended June 30, 2012 and 2011 was $69,000 and $138,000, respectively, for each period.

As of June 30, 2012 and December 31, 2011, our manager owned 100,000 of our common shares, representing approximately 1.6% of our total outstanding common stock.  For the three and six months ended June 30, 2012 and 2011, we declared $0 in dividends payable to our manager.

As of June 30, 2012 and December 31, 2011 we did not owe or have any receivables from our manager.

As of March 31, 2012, we had paid our manager approximately $69,000 for services to be performed from April through June 2012.  As of June 30, 2012 there is no prepaid balance.   A discount of 7% will be applied to the July 2012 payment.

During May 2012, our manager received total consultation fee of approximately $17,000, related to the sale of a VRM II, Fund III and our REO property.

Transactions with Other Related Parties

As of June 30, 2012 and December 31, 2011, we owned 537,078 common shares of VRM II, representing approximately 4.2%, of their total outstanding common stock.  For the three and six months ended June 30, 2012 and 2011 we recognized $0 in dividend income from VRM II.

As of June 30, 2012 and December 31, 2011, VRM II owned 538,178 of our common shares, approximately 8.5%, of our total outstanding common stock.  For the three and six months ended June 30, 2012 and 2011 we declared $0 in dividends payable to VRM II.

As of June 30, 2012 and December 31, 2011 we owed VRM II approximately $20,000 and approximately $0.1 million, respectively, primarily related to legal fees

As of June 30, 2012 we had a receivable with Fund III of  $1,000.  As of December 31, 2011 we had no receivable or payable with Fund III.

NOTE J — NOTES RECEIVABLE

During January 2012 we, VRM II and Fund III rewrote one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The amount of the loan allowance of approximately $0.1 million and the interest currently accrued on the existing loan, which was fully allowed for, of approximately $23,000 was moved to notes receivable.  In April 2012, we received a payment on the new loan, which was less than the amount owed.  The difference of $19,000 was recorded as a loan allowance as of June 30 and was reclassified to notes receivable during April 2012.

During April 2012, we, VRM II and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.2 million was moved to notes receivable and remains fully allowed for.  We receive monthly payments of approximately $11,000.  As of June 30, 2012 the balance is approximately $0.2 million.

During February 2012, we, VRM II and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.7 million was moved to notes receivable and remains fully allowed for.  During March 2012 a payment of approximately $30,000 was received and recognized as Gain related to pay off of notes receivable, including recovery of allowance for notes receivable.  Additionally, we receive monthly payments of approximately $1,000.  As of June 30, 2012 the balance is approximately $0.7 million.

NOTE K — FAIR VALUE

As of June 30, 2012, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of June 30, 2012, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 6/30/2012	Carrying Value on Balance Sheet at 6/30/2012
Assets
Investment in marketable securities - related party	$631,000	$--	$--	$631,000	$631,000
Investment in real estate loans	$--	$--	$11,733,000	$11,733,000	$11,739,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$651,000	$--	$--	$651,000	$651,000
Investment in real estate loans	$--	$--	$10,827,000	$10,827,000	$10,802,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to June 30, 2012.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2012 to June 30, 2012.

Investment in real estate loans

Balance on January 1, 2012	$10,827,000
Change in temporary valuation adjustment included in net income (loss)
Net decrease in allowance for loan losses	134,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	1,062,000
Transfer of allowance on real estate loan to other real estate owned	150,000
Transfer of allowance on real estate loan to asset held for sale	1,375,000
Reduction of allowance on real estate loan following payment of loan	1,101,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	12,163,000
Transfer of real estate loans to other real estate owned	(937,000)
Transfer of real estate loan to asset held for sale	(4,434,000)
Transfer of real estate loans converted to unsecured notes receivable	(989,000)
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(8,688,000)
Temporary change in estimated fair value based on future cash flows	(31,000)

Balance on June 30, 2012, net of temporary valuation adjustment	$11,733,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to June 30, 2011:

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

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE M — LEGAL MATTERS INVOLVING THE MANAGER

The United States Securities and Exchange Commission (the “Commission”), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM I, and Fund III.  We fully cooperated during the course of the investigation.  On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”).  Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein.

In the Order, the Commission found that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in Fund III and in our predecessor, Vestin Fund II, LLC.  The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expired in March 2007.  In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities.  We are not a party to the Order.

The Vestin Group and Fund III were defendants in a civil action filed by Birkeland Family, LLC III and Birkeland Family, LLC V (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs alleged as causes of action against Vestin Group and Fund III:  Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing regarding the sale of the office building commonly described as 8379 W. Sunset Road, Las Vegas, Nevada.  The action sought monetary, punitive and exemplary damages.  On January 18, 2011, summary judgment was granted in favor of Fund III, with the Court finding that Fund III was not part of the lease and, therefore, could not be held liable for damages.  The Manager is still involved in this civil action. Fund III is attempting to recover legal fees associated with this matter.  A judgment has been entered against Vestin Group in the amount of approximately $4.2 million.  Vestin Group has appealed this judgment.

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

In July, 2012, we along with our Manager, VRMI, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the ARRA, Vestin was entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise. The parties agreed that to mutually release each other from any claims and in lieu of such amounts due under the ARRA, within ten (10) business days after the later of (a) the Successor Trustee Huntington's receipt of the First Tranche of certain trust recovery proceeds or (b) entry of a final and non-appealable decision or order approving settlement with each of certain other persons, the sum of ONE HUNDRED FORTY-FIVE THOUSAND DOLLARS ($145,000.00) shall be disbursed from the First Tranche of TRM Proceeds to Vestin.  All other amounts payable under the ARRA were assigned to the Rightstar Trusts and the Successor Trustee Huntington all rights, obligations and claims Vestin has or ever can, shall or may have or claim to have arising out of or related to the Rightstar Trusts, or which were asserted or which could have been asserted in such cases.  Vestin also released any and all interest in the amounts set aside from the sale of the property at 485 Waiale Street, Wailuku, Hawai'i (the "Maui Property Proceeds"). Finally Vestin agreed to purchase all 447,226 shares in Vestin Fund II, LLC currently owned by the Rightstar trusts for $1.40 per share, which purchase is to be consummated within seven (7) days following Court approval of the settlement.  The settlement was approved by the Court on August 3, 2012.

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a balance of approximately $11.8 million, of which our portion was approximately $0.9 million.  Our subsidiary 1701 Commerce, LLC, pursuant to the Deed in Lieu Agreement received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $39 million to $43 million. We dispute both the validity of the claimed liens and the amount of the claimed secured debt in whole or in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a potential foreclosure of the property that had been scheduled by the lien claimants and to preserve and protect 1701 Commerce’s equity in the and the interests of the other creditors of the property.  Due to the uncertainty and dispute involving this property, we have recorded this investment as Other Real Estate Owned on the balance sheet. We will continue to pursue and protect our equity in this property and have formulated and proposed a plan of reorganization for the Debtor and the property. Such plan has not been confirmed or approved by the Bankruptcy Court as of this time and we anticipate that revisions to the plan will be required to confirm the plan. If the Bankruptcy Court confirms a plan of reorganization in which our equity in the Debtor is preserved or retained, we expect to include the operations through consolidation into our financial statements from that date. If we are not able to confirm such a plan or if the Bankruptcy Court confirms a reorganization plan that does not retain or preserve 100% of the loan, we will determine the appropriate accounting treatment as of the date of such event, if any.  We hold an interest of approximately 8%, VRM II holds an interest of approximately 90% and Fund III holds an interest of approximately 2% in 1701 Commerce.

NOTE O — INCOME TAXES

We operated as a REIT through December 31, 2011. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.

The components of the provision for income tax benefit are as follows for the six months ended:

	6/30/2012	6/30/2011
Current Taxes
Federal	--	--
State	--	--
Total Current Taxes	--	--
Change in Deferred Taxes	230,000	--
Change in Valuation Allowance	(230,000)	--

Provision for income tax expense (benefit)	--	--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2012:

Deferred Tax Assets:
Provision for Loan Losses	554,000
Write down on real estate held for sale	915,000
Recovery of allowance for doubtful notes receivable	601,000
Unrealized (gain) Loss on marketable securities - related party	1,017,000
Net operating loss carryforward	11,493,000
Total Deferred Tax Assets	14,580,000
Valuation allowance	(14,580,000)
Deferred Tax Assets, net of valuation allowance	--
Non-current portion
Current portion	--

The effective tax rate used for calculation of the deferred taxes as of June 30, 2012 was 34%.  The Company has established a valuation allowance against deferred tax assets of $14,579,667 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carryforward timing differences.

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

NOTE P — SUBSEQUENT EVENTS

In July, 2012, we along with our Manager, VRMI, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the ARRA, Vestin was entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise. The parties agreed that to mutually release each other from any claims and in lieu of such amounts due under the ARRA, within ten (10) business days after the later of (a) the Successor Trustee Huntington's receipt of the First Tranche of certain trust recovery proceeds or (b) entry of a final and non-appealable decision or order approving settlement with each of certain other persons, of approximately $0.1 milliom shall be disbursed from the First Tranche of TRM Proceeds to Vestin.  All other amounts payable under the ARRA were assigned to the Rightstar Trusts and the Successor Trustee Huntington all rights, obligations and claims Vestin has or ever can, shall or may have or claim to have arising out of or related to the Rightstar Trusts, or which were asserted or which could have been asserted in such cases.  Vestin also released any and all interest in the amounts set aside from the sale of the property at 485 Waiale Street, Wailuku, Hawai'i (the "Maui Property Proceeds"). Finally Vestin agreed to purchase all 447,226 shares in Vestin Fund II, LLC currently owned by the Rightstar trusts for $1.40 per share , which purchase is to be consummated within seven (7) days following Court approval of the settlement.  The settlement was approved by the Court on August 3, 2012.

We and VRM II announced on May 30, 2012 that they, along with VRM Merger Sub, Inc. (a wholly owned subsidiary of VRM II), have entered into a definitive merger agreement pursuant to which VRM Merger Sub will merge with and into VRM I in a stock-for-stock merger, with us surviving the transaction as a wholly owned subsidiary of VRM II.  Under the terms of the transaction, which has been approved by the boards of directors of both companies, stockholders of VRM I (other than VRM II) will receive a fixed ratio of 0.82 share of VRM II common stock for each share of VRM I common stock they own.  If the transaction is approved by our shareholders and teh shareholders of VRM II upon closing, which is expected in the fourth quarter of 2012, our stockholders will own approximately 30% of VRM II common stock.  Pursuant to the terms of the agreement, one member of our Board of Directors will replace an existing Director on the VRM I Board of Directors.  A registration statement relating to the stock to be issued by VRM II in the proposed transaction will be filed with the SEC.  The transaction is subject to customary approvals and closing conditions and requires the approval of our stockholders (with respect to the merger) and the VRM II stockholders (with respect to the issuance of VRM II common stock).

The VRM II board of directors has recommended that VRM II changes its manager by appointing VRM Management LLC as its new manager.  VRM Management is a newly formed Nevada limited liability company which is 90% owned by our Chairman and Chief Executive Officer, Michael Shustek and 10% by Craig Burr.  Mr. Burr is an attorney who has been engaged in the private practice of law in Las Vegas, Nevada for more than 19 years.  The current employees and officers of Vestin Mortgage would join VRM Management and would continue to render services to us through this new entity.

The terms of the proposed management agreement with VRM Management are identical to VRM II’s current Management Agreement with Vestin Mortgage.  In addition, VRM Management will be subject to the continuing oversight of the VRM II board of directors to be the same extent as Vestin Mortgage.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the six months ended June 30, 2012 and 2011.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2011.

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

We believe that the current level of our non-performing assets is a direct result of the deterioration of the economy and credit markets several years ago.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy has improved, the commercial real estate markets in many of the areas where we make loans continue to suffer from depressed conditions.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

Continued weakness in the commercial real estate markets and the weakness in lending may continue to have an adverse impact upon our markets.  This may result in further defaults on our loans, and we might be required to record additional reserves based on decreases in market values, or we may be required to restructure additional loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D –  Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2012, we funded nine loans totaling approximately $12.2 million.  During the six months ended June 30, 2011, we funded one loan totaling approximately $0.5 million.  As of June 30, 2012, our loan-to-value ratio was 69%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of June 30 2012, we have provided a specific reserve allowance for one non-performing and two performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of June 30, 2012, our loans were in the following states: Arizona, California, Michigan, Nevada, Texas and Utah.

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

We and VRM II announced on May 30, 2012 that they, along with VRM Merger Sub, Inc. (a wholly owned subsidiary of VRM II), have entered into a definitive merger agreement pursuant to which VRM Merger Sub will merge with and into VRM I in a stock-for-stock merger, with us surviving the transaction as a wholly owned subsidiary of VRM II.  Under the terms of the transaction, which has been approved by the boards of directors of both companies, stockholders of VRM I (other than VRM II) will receive a fixed ratio of 0.82 share of VRM II common stock for each share of VRM I common stock they own.  Upon closing, which is expected in the fourth quarter of 2012, our stockholders will own approximately 30% of VRM II common stock.  Pursuant to the terms of the agreement, one member of our Board of Directors will replace an existing Director on the VRM I Board of Directors.  The primary purpose of the proposed merger is the potential cost savings and operating synergies that will be achieved through a combination.  A registration statement relating to the stock to be issued by VRM II in the proposed transaction will be filed with the SEC.  The transaction is subject to customary approvals and closing conditions and requires the approval of our stockholders (with respect to the merger) and the VRM II stockholders (with respect to the issuance of VRM II common stock).

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended June 30, 2012, to the three months ended June 30, 2011.

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$210,000	$103,000	$107,000	104%
Recovery of allowance for doubtful notes receivable	29,000	21,000	8,000	38%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	132,000	--	132,000	100%
Total	$371,000	$124,000	$247,000	199%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011 and we anticipate that the activity in our loan portfolio will produce an overall increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first half of 2012 will be sustained in the future.  Scheduled payments on fully reserved notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.  During May 2012, we, VRM II and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $1.2 million to a third party.  We received a payment of approximately $0.1 million.

For additional information see Note D – Investments in Real Estate Loans and Note I -  Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$69,000	$69,000	$--	--
Interest expense	1,000	5,000	(4,000)	(80%)
Professional fees	213,000	81,000	132,000	163%
Insurance	55,000	62,000	(7,000)	(11%)
Consulting	20,000	29,000	(9,000)	(31%)
Other	26,000	69,000	(43,000)	(62%)
Total	$384,000	$315,000	$69,000	22%

Operating expenses were 22% higher during the three months ended June 30, 2012 than during the same three months in 2011.  Interest expense decreased during the three months ended June 30, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have increased due to payment of legal bills pertaining to the merger.

Non-operating income (loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$--	$2,000	$(2,000)	(100%)
Recovery from settlement with loan guarantor	711,000	--	711,000	100%
Income from equity investee held for sale	--	225,000	(225,000)	(100%)
Discounted legal fees	--	300,000	(300,000)	(100%)
Total	$711,000	$527,000	$(184,000)	(350%)

During the three months ended June 30, 2011 we received income from equity investee held for sale and did not have similar income in 2012.  In addition, we received approximately $0.3 million in discounts related to past legal bills in 2011.  There was no similar discount received in 2012.  During January 2011, we, VRM II and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $0.7 million during April 2012.

See Note G – Assets Held for Sale and Discontinued Operations included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Income (loss) from discontinued operations:	2012	2011	$ Change	% Change
Net gain on sale of real estate held for sale	$2,000	$--	$2,000	(100%)
Income from asset held for sale, net of income taxes	39,000	--	39,000	(100%)
Expenses related to real estate held for sale	(56,000)	(53,000)	(3,000)	6%
Write-downs on real estate held for sale	(316,000)	(132,000)	(184,000)	139%
Total	$(331,000)	$(185,000)	$146,000	(126%)

During the three months ended June 30, 2012, we recorded net gains on sale of real estate held for sale for a property sold.  The overall increase in losses from discontinued operations was primarily affected by an increase in write-downs on real estate held for sale.  The increase in write-downs on real estate held for sale is mainly due to the acceptance of a purchase contract on one property.  In addition, we received income from assets held for sale during the three months ended June 30, 2012 and did not have similar income in 2011.  Expenses related to real estate held for sale increased in the three months ended June 30, 2012 due to the acquisition of two properties during the six months ended June 30, 2012.

See Note F — Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Annual Report on Form 10-Q.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the six months ended June 30, 2012 to the six months ended June 30, 2011.

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$352,000	$231,000	$121,000	52%
Recovery of allowance for doubtful notes receivable	59,000	21,000	38,000	181%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	188,000	--	188,000	100%
Other income	--	2,000	(2,000)	(100%)
Total	$599,000	$254,000	$345,000	403%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011 and we anticipate that the activity in our loan portfolio will produce an overall increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first half of 2012 will be sustained in the future.  Scheduled payments on fully reserved notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.  During May 2012, we, VRM II and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $1.2 million to a third party.  We received a payment of approximately $0.1 million.

For additional information see Note D – Investments in Real Estate Loans and Note I -  Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$138,000	$138,000	$--	--
Provision for loan losses	19,000	127,000	(108,000)	(85%)
Interest expense	1,000	12,000	(11,000)	(92%)
Professional fees	388,000	273,000	115,000	42%
Insurance	111,000	120,000	(9,000)	(8%)
Consulting	38,000	47,000	(9,000)	(19%)
Other	79,000	125,000	(46,000)	(37%)
Total	$774,000	$842,000	$(68,000)	(8%)

Operating expenses were 8% lower during the six months ended June 30, 2012 than during the same six months in 2011.  Provision for loan losses was lower during the six months ended June 30, 2012 than the same six months in 2011 due to values of the collateral securing our loans remaining constant.  Interest expense decreased during the six months ended June 30, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have increased due to payment of legal bills pertaining to the merger.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$--	$5,000	$(5,000)	(100%)
Recovery from settlement with loan guarantor	711,000	--	711,000	100%
Income from equity investee held for sale	--	333,000	(333,000)	(100%)
Settlement expense	(23,000)	--	(23,000)	(100%)
Discounted legal fees	--	300,000	(300,000)	(100%)
Total	$688,000	$638,000	$50,000	8%

During the six months ended June 30, 2012 we settled a lawsuit with an acquirer of property previously foreclosed upon and sold which resulted in an expense of approximately $23,000.  In addition, we received income from equity investee held for sale and approximately $0.3 million in discounts related to past legal bills during the six months ended June 30, 2011 and did not have similar income or discount in 2012.  During January 2011, we, VRM II and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $0.7 million during April 2012.

See Note G – Assets Held for Sale and Discontinued Operations included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Income (loss) from real estate held for sale:	2012	2011	$ Change	% Change
Net gain on sale of real estate held for sale	$4,000	$--	$4,000	100%
Income from assets held for sale, net of income taxes	39,000	--	39,000	(100%)
Expenses related to real estate held for sale	(87,000)	(134,000)	47,000	(35%)
Write-downs on real estate held for sale	(316,000)	(132,000)	(184,000)	139%
Total	$(360,000)	$(266,000)	$(94,000)	(35%)

During six months ended June 30, 2012 we recorded net gains on sale of real estate held for sale for properties sold in current and prior periods due to payments on settlement agreements.  The overall increase in losses from discontinued operations was primarily affected by an increase in write-downs on real estate held for sale.  The increase in write-downs on real estate held for sale is mainly due to the acceptance of a purchase contract on one property.  In addition, we received income from assets held for sale during the six months ended June 30, 2012 and did not have similar income in 2011.

See Note F — Real Estate Held For Sale and Note G – Assets Held for Sale and Discontinued Operations of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Annual Report on Form 10-Q.

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

During the six months ended June 30, 2012, net cash flows used in operating activities approximated $0.6 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash provided by loan and notes receivable payoffs of approximately $5.6 million, proceeds from settlement from loan guarantor of approximately $0.7 million and cash used for purchases of investments in real estate loans of approximately $12.2 million.  Cash flows from financing activities consisted of cash used in payment of notes payable of approximately $55,000.

At June 30, 2012, we had approximately $2.3 million in cash, $0.6 million in marketable securities – related party and approximately $22.0 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  We are not obligated to purchase any additional shares.  As of June 30, 2012 and December 31, 2011, we had a total of 534,207 shares as treasury stock carried on our books at cost totaling $1.0 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of August 14, 2012, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential.  The effective interest rates on all product categories range from 4.5% to 15%. Revenue by product will fluctuate based upon relative balances during the period.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note I – Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2012, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$140,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$700,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,401,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(140,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(700,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,401,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2012, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$134,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$668,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,337,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(134,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(668,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,337,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note L – Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended June 30, 2012, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
April 1, 2012 – April 30, 2012	--	$--	--	$4,013,475
May 1, 2012 – May 31, 2012	--	--	--	4,013,475
June 1, 2012 – June 30, 2012	--	--	--	4,013,475

Total	--	$--	--	$4,013,475

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage I, Inc. for accounting services.
10.4 (6)	Died in Lieu
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51964)
(5)	Incorporated herein by reference to the Form 8-K/A filed on November 14, 2011 (File No. 000-51964)
(6)	Incorporated herein by reference to the Form 10-K filed on March 16, 2012 (File No. 000-51964)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 14, 2012

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	August 14, 2012

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

Date: August 14, 2012

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

Date: August 14, 2012

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

(1)
The Registrant’s Report on Form 10-Q for the six months ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 14, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: August 14, 2012

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage I, Inc.