Form 10-Q
period 2012-09-30
Vestin Realty Mortgage I, Inc.
filed 2012-11-14
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  [   ]    No   [X]

As of November 14, 2012, there were 6,340,859 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$534,000	$6,758,000
Investment in marketable securities - related party	827,000	651,000
Interest and other receivables, net of allowance of $0 at September 30, 2012 and $228,000 at December 31, 2011	15,000	10,000
Notes receivable, net of allowance of $1,931,000 at September 30, 2012 and $837,000 at December 31, 2011	--	--
Real estate held for sale	2,825,000	2,409,000
Investment in real estate loans, net of allowance for loan losses of $628,000 at September 30, 2012 and $5,485,000 at December 31, 2011	13,858,000	10,767,000
Asset held for sale	4,292,000	--
Other assets	163,000	100,000

Total assets	$22,514,000	$20,695,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$101,000	$147,000
Due to related parties	104,000	104,000
Notes payable	56,000	19,000
Liabilities related to asset held for sale	34,000	--
Deferred gain on sale of Hawaii Funeral Services, LLC	42,000	63,000

Total liabilities	337,000	333,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 0 shares at September 30, 2012 and 534,207 shares at December 31, 2011	--	(1,045,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,340,859 shares issued and outstanding at September 30, 2012 and 6,875,066 shares issued and 6,340,859 outstanding at December 31, 2011	1,000	1,000
Additional paid-in capital	61,217,000	62,262,000
Accumulated deficit	(40,352,000)	(40,856,000)
Accumulated other comprehensive income	199,000	--
Total stockholders’ equity before non-controlling interest – related party	21,065,000	20,362,000
Noncontrolling interest – related party	1,112,000	--
Total equity	22,177,000	20,362,000

Total liabilities and stockholders' equity	$22,514,000	$20,695,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For The Three Months Ended		For The Nine Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Revenues
Interest income from investment in real estate loans	$291,000	$97,000	$643,000	$328,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	22,000	--	210,000	--
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	30,000	22,000	89,000	33,000
Other	--	--	--	12,000
Total revenues	343,000	119,000	942,000	373,000

Operating expenses
Management fees - related party	61,000	69,000	199,000	207,000
Provision for loan loss	21,000	608,000	40,000	735,000
Interest expense	2,000	7,000	3,000	19,000
Professional fees	135,000	59,000	523,000	304,000
Consulting	20,000	22,000	58,000	69,000
Insurance	55,000	55,000	166,000	176,000
Other	41,000	31,000	121,000	155,000
Total operating expenses	335,000	851,000	1,110,000	1,665,000

Income (loss( from operations	8,000	(732,000)	(168,000)	(1,292,000)

Non-operating income (loss)
Interest income from banking institutions	--	1,000	--	6,000
Recovery from settlement with loan guarantor	267,000	--	978,000	--
Settlement income	55,000	--	55,000	--
Gain on sale of marketable securities – related party	3,000	--	3,000	--
Discounted professional fees	--	--	--	280,000
Settlement expense	--	--	(23,000)	--
Income from equity method investee held for sale	--	328,000	--	661,000
Total non-operating income, net	325,000	329,000	1,013,000	947,000

Provision for income taxes	--	--	--	--

Income (loss) from continuing operations	333,000	(403,000)	845,000	(345,000)

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	--	--	4,000	--
Expenses related to real estate held for sale	(29,000)	(98,000)	(116,000)	(232,000)
Write-downs on real estate held for sale	--	(141,000)	(316,000)	(273,000)
Income from asset held for sale, net of income taxes	79,000	--	118,000	--
Total loss from discontinued operations	50,000	(239,000)	(310,000)	(505,000)

Net income (loss)	383,000	(642,000)	535,000	(850,000)
Allocation to noncontrolling interest – related party	(21,000)	--	(31,000)	--
Net income (loss) attributable to common stockholders	$362,000	$(642,000)	$504,000	$(850,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	0.05	(0.06)	0.14	(0.05)
Discontinued operations	0.01	(0.04)	(0.05)	(0.08)
Total basic and diluted income (loss) per weighted
average common share	$0.06	$(0.10)	$0.09	$(0.13)

Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding	6,340,859	6,340,858	6,340,859	6,380,734

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)
	For The Three Months Ended		For The Nine Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Net income (loss)	$383,000	$(642,000)	$535,000	$(850,000)

Unrealized holding gain (loss) on available-for-sale securities – related party	219,000	(82,000)	199,000	(208,000)

Comprehensive income (loss)	602,000	(724,000)	734,000	(1,058,000
Net (income) attributable to noncontrolling interest	(21,000)	--	(31,000)	--

Comprehensive income (loss) attributable to Vestin Realty Mortgage I, Inc.	$581,000	$(724,000)	$703,000	$(1,058,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest – Related Party	Total
Stockholders' Equity at December 31, 2011	534,207	$(1,045,000)	6,340,859	$1,000	$62,262,000	$(40,856,000)	$--	$--	$20,362,000

Net Income						504,000		31,000	535,000

Unrealized Gain on Marketable Securities - Related Party							199,000		199,000

Comprehensive Loss									734,000

Retire treasury stock	(534,207)	1,045,000			(1,045,000)				--

Non-Controlling Interest – Related Party								1,081,000	1,081,000

Stockholders' Equity at September 30, 2012 (Unaudited)	--	$--	6,340,859	$1,000	$61,217,000	$(40,352,000)	$199,000	$1,112,000	$22,177,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	09/30/2012	09/30/2011
Cash flows from operating activities:
Net income (loss)	$535,000	$(850,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-downs on real estate held for sale	316,000	273,000
Recovery of allowance for doubtful notes receivable	(89,000)	(10,000)
Gain on sale of marketable securities – related party	(3,000)	--
Gain related to recovery of allowance for loan loss	(210,000)	(33,000)
Settlement income	(55,000)	--
Gain on sale of real estate held for sale	(4,000)	--
Gain related to recovery from settlement with loan guarantor	(978,000)	--
Provision for loan loss	40,000	735,000
Amortized interest income	--	(2,000)
Income from equity method investee held for sale	--	(661,000)
Change in operating assets and liabilities:
Interest and other receivables	(5,000)	669,000
Due to/from related parties	--	(731,000)
Asset held for sale, net of liabilities	(118,000)	--
Deferred gain on sale of Hawaii Funeral Services, LLC	(21,000)	--
Other assets	103,000	124,000
Accounts payable and accrued liabilities	(44,000)	(1,281,000)
Net cash used in operating activities	(533,000)	(1,767,000)

Cash flows from investing activities:
Investments in real estate loans	(14,169,000)	(3,676,000)
Purchase of investment in real estate loans from
VRM II	(1,000,000)	--
Other related parties	(300,000)	--
Purchase of marketable securities – related party	--	(543,000)
Proceeds from loan payoffs	6,689,000	804,000
Sale of investments in real estate loans to third parties	2,012,000	--
Proceeds from sale of marketable security – related party	26,000	--
Proceeds from settlement from loan guarantor	978,000	--
Proceeds from notes receivable	89,000	10,000
Proceeds from settlement income	55,000	--
Proceeds from sale of real estate held for sale	133,000	--
Investment in asset held for sale	(80,000)	--
Proceeds related to nonrefundable extension fees on real estate held for sale	5,000	--
Distributions from investment in equity method investee held for sale	--	387,000
Net cash used in investing activities	(5,562,000)	(3,018,000)

Cash flows from financing activities:
Purchase of treasury stock at cost	--	(104,000)
Principal payments on notes payable	(129,000)	(114,000)
Net cash used in financing activities	(129,000)	(218,000)

NET CHANGE IN CASH	(6,224,000)	(5,003,000)

Cash and cash equivalents, beginning of period	6,758,000	8,145,000

Cash and cash equivalents, end of period	$534,000	$3,142,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
	For The Nine Months Ended
	09/30/2012	09/30/2011
Supplemental disclosures of cash flows information:
Interest paid	$3,000	$19,000

Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$228,000	$--
Real estate held for sale through deed in lieu, net of prior allowance	$787,000	$--
Note payable relating to prepaid D & O insurance	$166,000	$167,000
Adjustment to note receivable and related allowance	$1,087,000	$--
Asset held for sale acquired through foreclosure, net of prior allowance	(3,059,000)	--
Unrealized gain (loss) on marketable securities - related party	$199,000	$(212,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage I, Inc. (“VRM I”) formerly Vestin Fund I, LLC (“Fund I”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”).  In addition we may invest in, acquire, manage or sell real property or acquire entities involved in the ownership or management of real property.  We commenced operations in August 2000.  References in this report to the “Company,”“we,” “us,” or “our” refer to Fund I with respect to the period prior to April 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end.  We announced on March 28, 2012 that we terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.  Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012.  Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock arel no longer subject to such restrictions.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), a licensed Nevada mortgage broker, which is wholly owned by Mr. Shustek.

Pursuant to a management agreement, our manager is responsible for managing our operations and implementing our business strategies on a day-to-day basis.  Consequently, our operating results are dependent to a significant extent upon our manager’s ability and performance in managing our operations and servicing our assets.

The VRM II board of directors has recommended that VRM II changes its manager by appointing VRM Management LLC ("Vestin Management") as its new manager.  VRM Management is a newly formed Nevada limited liability company which is 90% owned by our Chairman and Chief Executive Officer, Michael Shustek and 10% owned by Craig Burr.  Mr. Burr is an attorney who has been engaged in the private practice of law in Las Vegas, Nevada for more than 19 years.  The current employees and officers of Vestin Mortgage would join VRM Management and would continue to render services to us through this new entity.

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

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”) as defined by Accounting Standards Codification 310-40.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of September 30, 2012 and December 31, 2011.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended September 30, 2012 and 2011.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect reinstatement of dividends in the foreseeable future.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September 30, 2012, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of September 30, 2012, approximately 62% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Certain amounts in the September 30, 2011 consolidated financial statements have been reclassified to conform to the September 30, 2012 presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM I, Vestin TRS I, Inc., our wholly owned subsidiary, and VREO XXV, LLC, in which we have a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2012 and December 31, 2011, we had no funds in excess of the federally-insured limits.

As of September 30, 2012, 77% and 12% of our loans were in Nevada and Michigan, respectively, compared to 37%, 27%, 20%, and 10% of our loans were in Nevada, Oregon, Arizona and Texas at December 31, 2011, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 47% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, secured by property located in Michigan and Nevada, all first lien position with interest rates between 7.75% and 9.00%, and an aggregate outstanding balance of approximately $6.7 million.  As of September 30, 2012, all three of our largest loans were considered performing.

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

Common Guarantors

As of September 30, 2012 and December 31, 2011, four and seven loans, respectively, totaling approximately $4.9 million and $4.6 million, respectively, representing approximately 34.4% and 28.6%, respectively, of our portfolio’s total value, had a common guarantor.  These loans are considered performing.

As of September 30, 2012 five loans totaling approximately $5.9 million representing approximately 40.7% of our portfolio’s total value had a common guarantor.  As of September 30, 2012 all loans were considered performing.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2012 and December 31, 2011, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2012 and December 31, 2011, we had no investments in real estate loans that had interest reserves. We did not have any variable interest rate loans as of September 30, 2012 or December 31, 2011.

Loan Portfolio

As of September 30, 2012, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 4.5% to 10% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	14	$14,392,000	8.11%	99.35%	67.15%
Land	1	94,000	6.00%	0.65%	53.81%
Total	15	$14,486,000	8.10%	100.00%	67.06%

Investments in real estate loans as of December 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	17	$15,855,000	10.15%	97.55%	70.96%
Construction	1	165,000	8.00%	1.02%	90.50%
Residential	1	138,000	11.69%	0.85%	89.73%
Land	1	94,000	6.00%	0.58%	53.81%
Total	20	$16,252,000	10.09%	100.00%	70.86%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2012 and December 31, 2011, was 8.10% and 9.77%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2012 and December 31, 2011:

Loan Type	Number of Loans	September 30, 2012 Balance *	Portfolio Percentage	Number of Loans	December 31, 2011 Balance *	Portfolio Percentage

First deeds of trust	12	$13,058,000	90.14%	13	$10,840,000	66.70%
Second deeds of trust	3	1,428,000	9.86%	7	5,412,000	33.30%
Total	15	$14,486,000	100.00%	20	$16,252,000	100.00%

*	Please see Balance Sheet Reconciliation below.

During July 2012, we, VRM II and other affiliated entities modified a loan with a total of $2.8 million, of which our portion was $1.1 million.  The terms of the modification resulted in a first trust deed loan of approximately $1.4 million, of which our portion is approximately $0.4 million, and a second trust deed loan of approximately $1.4 million, of which our portion is approximately $0.2 million.  As of September 30, 2012, approximately $0.5 million of the first trust deed has been sold to third-party investors.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2012:

October 2012 –December 2012	$2,225,000
January 2013 – March 2013	3,843,000
April 2013 – June 2013	4,823,000
July 2013 – September 2013	2,845,000
Thereafter	750,000

Total	$14,486,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012 Balance *	Portfolio Percentage	December 31, 2011 Balance *	Portfolio Percentage

Arizona	$--	--%	$3,282,000	20.20%
California	445,000	3.07%	647,000	3.98%
Colorado	--	--	300,000	1.85%
Michigan	1,741,000	12.02%	--	--
Nevada	11,157,000	77.02%	5,928,000	36.48%
Oregon	--	--	4,434,000	27.28%
Texas	484,000	3.34%	1,661,000	10.21%
Utah	659,000	4.55%	--	--
Total	$14,486,000	100.00%	$16,252,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	September 30, 2012 Balance	December 31, 2011 Balance
Balance per loan portfolio	$14,486,000	$16,252,000
Less:
Allowance for loan losses (a)	(628,000)	(5,485,000)
Balance per consolidated balance sheets	$13,858,000	$10,767,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2012, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of September 30, 2012, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 37%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	12,807,000	--	12,807,000
Performing loans – related allowance	1,679,000	(628,000)	1,051,000
Subtotal performing loans	14,486,000	(628,000)	13,858,000

Total	$14,486,000	$(628,000)	$13,858,000

	As of December 31, 2011
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	7,571,000	(3,724,000)	3,847,000
Subtotal non-performing loans	7,571,000	(3,724,000)	3,847,000

Performing loans – no related allowance	6,241,000	--	6,241,000
Performing loans – related allowance	2,440,000	(1,761,000)	678,000
Subtotal performing loans	8,681,000	(1,761,000)	6,920,000

Total	$16,252,000	$(5,485,000)	$10,767,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of September 30, 2012, we have provided a specific reserve allowance for three performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2012 and 2011 by loan type.

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Loan Pay Downs and Settlements	Write Off	Transfers to REO and Notes Receivable	Balance at 9/30/2012

Commercial	$5,412,000	$40,000	$(1,312,000)	$(1,000,000)	(2,512,000)	$628,000
Construction	73,000	--	(73,000)	--	--	--
Total	$5,485,000	$40,000	$(1,385,000)	$(1,000,000)	(2,512,000)	$628,000

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation	Sales	Settlements	Transfers to REO & Other Assets	Balance at 9/30/2011

Commercial	$5,708,000	$753,000	$--	$(1,038,000)	$--	$5,423,000
Construction	72,000	--	--	--	--	72,000
Total	$5,780,000	$753,000	$--	$(1,038,000)	$--	$5,495,000

Troubled Debt Restructuring

As of September 30, 2012 and December 31, 2011 we had two and seven loans, respectively, totaling approximately $1.2 million and $4.4 million, respectively that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been no loans that became TDR loans.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of September 30, 2012 and December 31, 2011:

As of September 30, 2012
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$1,195,000	2	$1,195,000	--	$--
Total	2	$1,195,000	2	$1,195,000	--	$--

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	6	$4,212,000	4	$2,276,000	2	$1,936,000
Construction	1	165,000	1	165,000	--	--
Total	7	$4,377,000	5	$2,441,000	2	$1,936,000

•
Commercial – As of September 30, 2012 and December 31, 2011 we had 14 and 17, respectively, commercial loans, two and three of which, respectively, were modified pursuant to TDR.  On January 1, 2011 the principal amount of one of the non-performing loans was reduced by approximately $1.0 million.  Interest only payments were due monthly from September 2010 until August 2011, at which point payments of interest and principal started and will continue until September 2013.  As of September 30, 2012 this loan was considered performing.

The reduction in TDR loans was a result of a first position lender foreclosed on a fully allowed for second position loan, reclassifying second position loans as fully allowed for notes receivable due to receiving payoffs on the first position loans releasing the collateral and accepting a deed-in-lieu on another property which is now reported as assets held for sale.

For additional information, see “Non-Performing” of this Note D – Investments in Real Estate Loans and Note J – “Notes Receivable”.

Extensions

As of September 30, 2012, our manager had granted extensions on five outstanding loans, totaling approximately $5.9 million, of which our portion was approximately $2.3 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to the extension, one of the five loans became non-performing.  This loan had a total principal amount at September 30, 2012, of approximately $1.1 million, of which our portion is approximately $0.5 million.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2012 and December 31, 2011, we owned 537,078 shares of VRM II’s common stock, representing approximately 4.44% of the total outstanding shares.  The closing price of VRM II’s common stock on September 30, 2012, was $1.54 per share, resulting in an unrealized gain for the nine months ended September 30, 2012.

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

During the three months ended September 30, 2012, the trading price for VRM II’s common stock ranged from $1.10 to $1.68 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2012 we held five properties with a total carrying value of approximately $2.8 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

During April 2012, we, VRM II and Fund III sold a property to an unrelated third party for approximately $0.5 million, of which our portion was approximately $0.1 million.  This transaction resulted in a net gain for us of approximately $2,000.  A consultation fee of approximately $17,000 was paid to our manager.

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $0.8 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $41 million to $48 million. We dispute both the validity of certain claimed liens and the amount of the claimed secured debt in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court funded by us, VRM II and VF III, and gave 1701 Commerce until November 24, 2012, which has now been extended indefinitely to obtain confirmation of a reorganization plan.  We hold an interest of approximately 8%, VRM II holds an interest of approximately 90% and Fund III holds an interest of approximately 2% in 1701 Commerce.

On September 24, 2012, 1701 Commerce entered into an asset purchase agreement to sell its assets in consideration of $55 million. Pursuant to the agreement, an earnest money deposit of $250,000 is currently maintained by a title company. Following the Bankruptcy Court’s approval of the sale of the assets to the buyer, the buyer has a 60 day due diligence period to review and approve the assets to be acquired. Upon the satisfaction of all conditions included in the agreement, the balance of the purchase price will be paid in cash to 1701 Commerce. As of the date of this report, management estimates the net realizable value to approximate the net assets held for sale.

In August, 2011, VREO XVIII, LLC, an entity owned by us, VRM II and VF III entered into a purchase and sale agreement to sell one of the REO assets.  The terms of the sale provided for an all cash transaction in the amount of $2 million, with a closing to occur within 60 days.  The date of closing was extended several times, but ultimately, the transaction cancelled, as the purchaser was unable to obtain financing.  In 2012 non-refundable extension fees in the amount of $30,000 were collected, of which our portion was approximately $5,000.

As of September 30, 21012 four of our five REO properties consisted of raw land which did not have operations.  The following is a summary of the results of total operations, including our 8% interest in these operations, related to the one remaining REO for the period from September 1, 2012 (foreclosure) through September 30, 2012:

Revenue	$1,099,000
Expenses	(1,004,000)

Net Income	$95,000

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2012	$2,409,000
Real estate held for sale acquired through foreclosure	787,000
Additional investment in REO	80,000
Proceeds on nonrefundable extension fee	(5,000)
Write down	(316,000)
Sale	(130,000)
Ending balance, September 30, 2012	$2,825,000

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

Our acquisition of VREO XXV was accounted for in accordance with this standard and the Company has allocated the purchase price of VREO XXV based upon the estimated fair value of the net assets acquired and liabilities assumed and the fair value of the noncontrolling interest measured at the acquisition date. The estimated fair value of VREO XXV at the time of the acquisition totaled $4.1 million.

We performed an allocation as of the foreclosure date as follows:

Cash	$308,000
Property and equipment	3,841,000
Current assets	14,000
Accounts payable and accrued liabilities	(23,000)

Net assets	$4,140,000

In addition, we estimated the fair value of the non-controlling interest at $1.1 million, which is 25% owned by Fund III and 1% by VRM II.

Immediately upon foreclosure, we committed to a plan to sell all interests in VREO XXV, at which point we began classifying the related assets of VREO XXV as assets held for sale, and the related liabilities as liabilities related to assets held for sale. Additionally, we have classified VREO XXV’s results as discontinued operations.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the year ended September 30, 2012.

The following is a summary of net assets held for sale through September 30, 2012:

September 30, 2012
Assets:
Cash	$439,000
Current assets	4,000
Property and equipment	3,849,000
Total assets	$4,292,000

Liabilities:
Accounts payable and accrued liabilities	$34,000
Total liabilities	34,000

Net assets held for sale	$4,258,000

The following is a summary of the results of operations related to the assets held for sale for the three months ended September 30, 2012 and the period from May 1, 2012 (foreclosure) through September 30, 2012:

	For The Three Months Ended September 30, 2012	For The Period from May 1, 2012 (foreclosure) through September 30, 2012

Revenue	$124,000	$266,000
Expenses	(85,000)	(148,000)

Net Income	$39,000	$118,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended September 30, 2012 and 2011 was $61,000 and $69,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $199,000 and $207,000, respectively.

As of September 30, 2012 and December 31, 2011, our manager owned 100,000 of our common shares, representing approximately 1.6% of our total outstanding common stock.  For the three and nine months ended September 30, 2012 and 2011, we declared $0 in dividends payable to our manager.

As of September 30, 2012 and December 31, 2011 we did not owe or have any receivables from our manager.

As of March 31, 2012, we had paid our manager approximately $69,000 for services to be performed from April through June 2012.  As of September 30, 2012 there is no prepaid balance.   A discount of 7% has been applied to the July 2012 payment.

During May 2012, our manager received total consultation fees of approximately $17,000, related to the sale of an REO property owned by us, VRM II and Fund III.

During the nine months ended September 30, 2012, we bought approximately $0.1 million in real estate loans from Vestin Mortgage.  No gain or loss resulted from these transactions.

Transactions with Other Related Parties

As of September 30, 2012 and December 31, 2011, we owned 537,078 common shares of VRM II, representing approximately 4.4%, of their total outstanding common stock.  For the three and nine months ended September 30, 2012 and 2011 we recognized $0 in dividend income from VRM II.

As of September 30, 2012 and December 31, 2011, VRM II owned 538,178 of our common shares, approximately 8.5%, of our total outstanding common stock.  For the three and nine months ended September 30, 2012 and 2011 we declared $0 in dividends payable to VRM II.

As of September 30, 2012 and December 31, 2011 we owed VRM II approximately $0.2 million and $0.1 million, respectively, primarily related to legal fees

As of September 30, 2012 we had a receivable with Fund III of $4,000.  As of December 31, 2011 we had no receivable or payable with Fund III.

During the nine months ended September 30, 2012, we bought approximately $0.2 million in real estate loans from MVP Mortgae.  No gain or loss resulted from these transactions.

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

During April 2012, we, VRM II and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.2 million was moved to notes receivable and remains fully allowed for.  We receive monthly payments of approximately $11,000.  As of September 30, 2012 the balance is approximately $0.2 million.

During February 2012, we, VRM II and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.7 million was moved to notes receivable and remains fully allowed for.  During March 2012 a payment of approximately $30,000 was received and recognized as Gain related to pay off of notes receivable, including recovery of allowance for notes receivable.  Additionally, we receive monthly payments of approximately $1,000.  As of September 30, 2012 the balance is approximately $0.7 million.

NOTE J — FAIR VALUE

As of September 30, 2012, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of September 30, 2012 and December 31, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 9/30/12	Carrying Value on Balance Sheet at 9/30/12
Assets
Investment in marketable securities - related party	$827,000	$--	$--	$827,000	$827,000
Investment in real estate loans	$--	$--	$13,210,000	$13,210,000	$13,858,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$651,000	$--	$--	$651,000	$651,000
Investment in real estate loans	$--	$--	$10,827,000	$10,827,000	$10,802,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to September 30, 2012.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2012 to September 30, 2012.
Investment in real estate loans

Balance on January 1, 2012	$10,827,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(40,000)
Write-off of allowance for uncollectible loan	1,000,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	989,000
Transfer of allowance on real estate loan to real estate held for sale	150,000
Transfer of allowance on real estate loan to asset held for sale	1,375,000
Reduction of allowance on real estate loans following payment	284,000
Reduction of allowance on real estate loan following settlement of loan	1,101,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	15,395,000
Transfer of real estate loans to real estate held for sale	(936,000)
Transfer of real estate loan to asset held for sale	(4,434,000)
Transfer of real estate loans converted to unsecured notes receivable	(989,000)
Sales, pay downs and reduction of assets
Write-off of uncollectible loan	(1,000,000)
Reduction of balance of real estate loan following settlement	(1,101,000)
Collections of principal and sales of investment in real estate loans	(8,703,000)
Temporary change in estimated fair value based on future cash flows	(708,000)

Balance on September 30, 2012, net of temporary valuation adjustment	$13,210,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to September 30, 2011:

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

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements (see Note L), the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Consolidated Financial Statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU 2011-10 is not expected to materially impact our consolidated financial statements.

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

In July, 2012, we along with our Manager, VRM II, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release ("Settlement Agreeement") with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settelemtn Agreement, we and VRM II  were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise. The parties agreed to mutually release each other from any claims and in lieu of such amounts due under the Settlement Agreement, within ten (10) business days after the later of (a) The Huntington National Bank's receipt of the first tranche of certain trust recovery proceeds or (b) entry of a final and non-appealable decision or order approving settlement with each of certain other persons, the sum of $145,000.00 shall be disbursed from the first tranche of the trust recovery proceeds to us and VRM II.  All other amounts payable under the Settlement Agreement were assigned to the Rightstar Trusts and The Huntington National Bank as successor trustee, all rights, obligations and claims we or VRM II has or ever can, shall or may have or claim to have arising out of or related to the Rightstar Trusts, or which were asserted or which could have been asserted in such cases.  We and VRM II also released any and all interest in the amounts set aside from the sale of the property at 485 Waiale Street, Wailuku, Hawaii. Finally VRM II agreed to purchase all 447,226 shares in VRM II currently owned by the Rightstar trusts for $1.40 per share, which purchase is to be consummated within seven (7) days following Court approval of the settlement.  The settlement was approved by the Court on August 3, 2012.  As of September 30, 2012 the $145,000 has been paid and the shares have been purchased.

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $0.8 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $41 million to $48 million. We dispute both the validity of certain claimed liens and the amount of the claimed secured debt in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court funded by us, VRM II and VF III, and gave 1701 Commerce until November 24, 2012, which has now been extended indefinitely to obtain confirmation of a reorganization plan.  We hold an interest of approximately 8%, VRM II holds an interest of approximately 90% and Fund III holds an interest of approximately 2% in 1701 Commerce.

On September 24, 2012, 1701 Commerce entered into an asset purchase agreement to sell its assets in consideration of $55 million. Pursuant to the agreement, an earnest money deposit of $250,000 is currently maintained by a title company. Following the Bankruptcy Court’s approval of the sale of the assets to the buyer, the buyer has a 60 day due diligence period to review and approve the assets to be acquired. Upon the satisfaction of all conditions included in the agreement, the balance of the purchase price will be paid in cash to 1701 Commerce. As of the date of this report, management estimates the net realizable value to approximate the net assets held for sale.

NOTE N — INCOME TAXES

We operated as a REIT through December 31, 2011. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.

The components of the provision for income tax benefit are as follows for the nine months ended:

	9/30/2012	9/30/2011
Current Taxes
Federal	--	--
State	--	--
Total Current Taxes	--	--
Change in Deferred Taxes	171,000	--
Change in Valuation Allowance	(171,000)	--

Provision for income tax expense (benefit)	--	--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2012:

Deferred Tax Assets:
Provision for Loan Losses	304,000
Write down on real estate held for sale	915,000
Recovery of allowance for doubtful notes receivable	590,000
Net operating loss carryforward	12,279,000
Total Deferred Tax Assets	14,088,000
Valuation allowance	(14,088,000)
Deferred Tax Assets, net of valuation allowance	--
Non-current portion	--
Current portion	--

The effective tax rate used for calculation of the deferred taxes as of September 30, 2012 was 34%.  The Company has established a valuation allowance against deferred tax assets of $14,088,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carryforward timing differences.

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

NOTE O — SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2011.

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

During the nine months ended September 30, 2012, we funded ten loans totaling approximately $12.8 million.  During the nine months ended September 30, 2011, we funded four loans totaling approximately $3.1 million.  As of September 30, 2012, our loan-to-value ratio was 67%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of September 30 2012, we have provided a specific reserve allowance for three performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of September 30, 2012, our loans were in the following states: California, Michigan, Nevada, Texas and Utah.

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

We and VRM II announced on May 30, 2012 that they, along with VRM Merger Sub, Inc. (a wholly owned subsidiary of VRM II), entered into a definitive merger agreement pursuant to which VRM Merger Sub will merge with and into VRM I in a stock-for-stock merger, with us surviving the transaction as a wholly owned subsidiary of VRM II.  Under the terms of the transaction, which has been approved by the boards of directors of both companies, stockholders of VRM I (other than VRM II) will receive a fixed ratio of 0.82 share of VRM II common stock for each share of VRM I common stock they own.  Upon closing, which is expected in the fourth quarter of 2012, our stockholders will own approximately 30% of VRM II common stock.  Pursuant to the terms of the agreement, one member of our Board of Directors will replace an existing Director on the VRM I Board of Directors.  The primary purpose of the proposed merger is the potential cost savings and operating synergies that will be achieved through a combination.  A registration statement relating to the stock to be issued by VRM II in the proposed transaction has been filed with the SEC and is pending a decaration of effective by the SEC.  The transaction is subject to customary approvals and closing conditions and requires the approval of our stockholders (with respect to the merger) and the VRM II stockholders (with respect to the issuance of VRM II common stock).

The VRM II board of directors has recommended that VRM II changes its manager by appointing VRM Management LLC as its new manager.  VRM Management is a newly formed Nevada limited liability company which is 90% owned by our Chairman and Chief Executive Officer, Michael Shustek and 10% owned by Craig Burr.  Mr. Burr is an attorney who has been engaged in the private practice of law in Las Vegas, Nevada for more than 19 years.  The current employees and officers of Vestin Mortgage would join VRM Management and would continue to render services to us through this new entity.

The terms of the proposed management agreement with VRM Management are identical to VRM II’s current Management Agreement with Vestin Mortgage.  In addition, VRM Management will be subject to the continuing oversight of the VRM II board of directors to be the same extent as Vestin Mortgage.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended September 30, 2012, to the three months ended September 30, 2011.

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$291,000	$97,000	$194,000	200%
Recovery of allowance for doubtful notes receivable	30,000	22,000	8,000	36%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	22,000	--	22,000	100%
Total	$343,000	$119,000	$224,000	188%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income was adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity since the second quarter 2011, which has produced an overall increase in interest income for third quarter 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first three quarters of 2012 will be sustained in the future.  Scheduled payments on fully reserved notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.

For additional information see Note D – Investments in Real Estate Loans and Note I -  Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$61,000	$69,000	$(8,000)	(12%)
Provision for loan loss	21,000	608,000	(587,000)	(97%)
Interest expense	2,000	7,000	(5,000)	(71%)
Professional fees	135,000	59,000	76,000	129%
Insurance	55,000	55,000	--	--
Consulting	20,000	22,000	(2,000)	(9%)
Other	41,000	31,000	10,000	32%
Total	$335,000	$851,000	$(516,000)	(61)%

Operating expenses were 61% lower during the three months ended September 30, 2012 than during the same three months in 2011.  Provision for loan losses was lower during the three months ended September 30, 2012 than the same three months in 2011 due to values of the collateral securing our loans becoming more stable... Interest expense decreased during the three months ended September 30, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have increased due to payment of legal bills pertaining to the merger.

Non-operating income (loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$--	$1,000	$(1,000)	(100%)
Gain on sale of marketable securities – related party	3,000	--	3,000	100%
Income from settlement	55,000	--	55,000	100%
Recovery from settlement with loan guarantor	267,000	--	267,000	100%
Income from equity investee held for sale	--	328,000	(328,000)	(100%)
Total	$325,000	$329,000	$(4,000)	(1%)

During the three months ended September 30, 2011 we received income from an equity investment held for sale and did not have similar income in 2012.  During January 2011, we, VRM II and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $0.3 million during July 2012.  In July, 2012, we along with our Manager, VRM II, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM II  were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, with our portion was approximately $55,000.

See Note G – Assets Held for Sale and Discontinued Operations and Note M – Legal Matters Involving the Company included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes:	2012	2011	$ Change	% Change
Income from asset held for sale, net of income taxes	$79,000	$--	$79,000	(100%)
Expenses related to real estate held for sale	(29,000)	(98,000)	69,000	70%
Write-downs on real estate held for sale	--	(141,000)	141,000	100%
Total	$50,000	$(239,000)	$289,000	(121%)

Income from discontinued operations was 121% higher during the three months ended September 30, 2012 than during the same three months in 2011.We received income from assets held for sale during the three months ended September 30, 2012 and did not receive similar income during  the same period in 2011.  No write-down on real estate was necessary for the three months ended September 30, 2012.

See Note F — Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$643,000	$328,000	$315,000	96%
Recovery of allowance for doubtful notes receivable	89,000	33,000	56,000	170%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	210,000	--	210,000	100%
Other income	--	12,000	(12,000)	(100%)
Total	$942,000	$373,000	$569,000	153%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011 and first three quarters of 2012 which has produced an overall increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first three quarters of 2012 will be sustained in the future.  Scheduled payments on fully reserved notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.  During May 2012, we, VRM II and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $1.2 million to a third party.  We received a payment of approximately $0.1 million.

For additional information see Note D – Investments in Real Estate Loans and Note I -  Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$199,000	$207,000	$(8,000)	(4%)
Provision for loan losses	40,000	735,000	(695,000)	(95%)
Interest expense	3,000	19,000	(16,000)	(84%)
Professional fees	523,000	304,000	219,000	72%
Insurance	166,000	176,000	(10,000)	(5%)
Consulting	58,000	69,000	(11,000)	(16%)
Other	121,000	155,000	(34,000)	(22%)
Total	$1,110,000	$1,665,000	$(555,000)	(33%)

Operating expenses were 33% lower during the nine months ended September 30, 2012 than during the same nine months in 2011.  Provision for loan losses was lower during the nine months ended September 30, 2012 than the same nine months in 2011 due to values of the collateral securing our loans remaining constant.  Interest expense decreased during the nine months ended September 30, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have increased due to payment of legal bills pertaining to the proposed merger between us and VRM II.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$--	$6,000	$(6,000)	(100%)
Gain on sale of marketable securities – related party	3,000	--	3,000	100%
Income from settlement	55,000	--	55,000	100%
Recovery from settlement with loan guarantor	978,000	--	978,000	100%
Income from equity investee held for sale	--	661,000	(661,000)	(100%)
Settlement expense	(23,000)	--	(23,000)	(100%)
Discounted legal fees	--	280,000	(280,000)	(100%)
Total	$1,013,000	$947,000	$66,000	7%

During the nine months ended September 30, 2012 we settled a lawsuit with an acquirer of property previously foreclosed upon and sold which resulted in an expense of approximately $23,000.  In addition, we received income from equity investee held for sale and approximately $0.3 million in discounts related to past legal bills during the nine months ended September 30, 2011 and did not have similar income or discount in 2012.  During January 2011, we, VRM II and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $0.7 million during April 2012 and $0.3 million in July 2012.  In July, 2012, we along with our Manager, VRM II, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM II  were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, with our portion was approximately $55,000.

See Note G – Assets Held for Sale and Discontinued Operations and Note M – Legal Matters Involving the Company included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes:	2012	2011	$ Change	% Change
Net gain on sale of real estate held for sale	$4,000	$--	$4,000	100%
Income from assets held for sale, net of income taxes	118,000	--	118,000	(100%)
Expenses related to real estate held for sale	(116,000)	(232,000)	116,000	(50%)
Write-downs on real estate held for sale	(316,000)	(273,000)	(43,000)	16%
Total	$(310,000)	$(505,000)	$195,000	(39%)

During nine months ended September 30, 2012 we recorded net gains on sale of real estate held for sale for properties sold in current and prior periods due to payments on settlement agreements.  The overall increase in losses from discontinued operations was primarily affected by an increase in write-downs on real estate held for sale.  The increase in write-downs on real estate held for sale is mainly due to the acceptance of a purchase contract on one property.  In addition, we received income from assets held for sale during the nine months ended September 30, 2012 and did not have similar income in 2011.

See Note F — Real Estate Held For Sale and Note G – Assets Held for Sale and Discontinued Operations of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes.  Subject to a 3% working capital reserve, we generally seek to use all of our available funds to invest in real estate loans.  Distributable cash flow generated from such loans is paid out to our stockholders, in the form of a dividend.  We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months.  We may pay our manager an annual management fee of up to 0.25% of the aggregate capital received by us and Fund I from the sale of shares or membership units.

During the nine months ended September 30, 2012, net cash flows used in operating activities approximated $0.5 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash provided by loan and notes receivable payoffs of approximately $8.8 million, proceeds from settlement from loan guarantor of approximately $1.0 million and cash used for purchases of investments in real estate loans of approximately $15.5 million.  In addition, the Bankruptcy Court issued an order to deny the dismissal of the bankruptcy and required 1701 Commerce to deposit $1 million as additional collateral with the court, of which our portion is $0.1 million.  Cash flows from financing activities consisted of cash used in payment of notes payable of approximately $0.1 million.

At September 30, 2012, we had approximately $0.5 million in cash, $0.8 million in marketable securities – related party and approximately $22.5 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  We are not obligated to purchase any additional shares.  As of September 30, 2012 and December 31, 2011, we had a total of 534,207 shares as treasury stock carried on our books at cost totaling approximately $1.0 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of November 14, 2012, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential.  The effective interest rates on all product categories range from 4.5% to 10%. Revenue by product will fluctuate based upon relative balances during the period.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2012, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$145,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$724,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,449,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(145,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(724,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,449,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2012, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$145,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$724,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,449,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(145,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(724,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,449,000)

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended September 30, 2012, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
July 1, 2012 –July 31, 2012	--	$--	--	$4,013,475
August 1, 2012 – August 31, 2012	--	--	--	4,013,475
September 1, 2012 – September 30, 2012	--	--	--	4,013,475

Total	--	$--	--	$4,013,475

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage I, Inc. for accounting services.
10.4 (6)	Died in Lieu
14 (3)	Vestin Realty Mortgage I, Inc. Code of Business Codeuct and Ethics
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101
The following material from the Company's quarterly report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 (unautdited) and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iii) Cosolidated Statements of Other Comprehensive Inocme for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iv) Consolidated Statement of Equity for the nine months ended September 30, 2012 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited), and (vi) Notes to the Consolidated Financial Statements (unaudited).

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 14, 2012

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	November 14, 2012

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

Date: November 14, 2012

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

Date: November 14, 2012

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

(1)
The Registrant’s Report on Form 10-Q for the nine months ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: November 14, 2012

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage I, Inc.