Form 10-K
period 2012-12-31
Vestin Realty Mortgage I, Inc.
filed 2013-03-29
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Class	Market Value as of June 30, 2012
Common Stock, $0.0001 Par Value	$5,396,493

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 28, 2013
Common Stock, $0.0001 Par Value	6,340,859

PART I

Note Regarding Forward-Looking Statements

This report may contain forward-looking statements.  Such forward-looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “intend,” “might,” “may,” “could,” “will,” “feel,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar expression.  Forward-looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for real estate loans brokered by us, future economic conditions and pending litigation involving us.  Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

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

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), licensed Nevada mortgage broker, which is indirectly wholly owned by Mr. Shustek.

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

The VRM II board of directors has recommended that VRM II change its manager by appointing VRM Management LLC as its new manager.  VRM Management is a newly formed Nevada limited liability company which is 90% owned by our Chairman and Chief Executive Officer, Michael Shustek and 10% by Craig Burr.  Mr. Burr is an attorney who has been engaged in the private practice of law in Las Vegas, Nevada for more than 19 years.  The current employees and officers of Vestin Mortgage would join VRM Management and would continue to render services to us through this new entity.

The terms of the proposed management agreement with VRM Management are identical to VRM II’s current management agreement with Vestin Mortgage.  In addition, VRM Management will be subject to the continuing oversight of the VRM II board of directors to be the same extent as Vestin Mortgage.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned from his position as Chief Financial Officer of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  “).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities (or the equivalent thereof in the case of Vestin Fund III, LLC).  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2012, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of December 31, 2012, approximately 62% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Real Estate Loan Objectives

As of December 31, 2012, our loans were in the following states: Michigan, Nevada, Texas and Utah.  The loans we invest in are selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

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

3.  Terms of Real Estate Loans.  Our loans as of December 31, 2012 had original terms of 6 months to 12 months, excluding extensions.  Most of our loans are for an initial term of 12 months.  Generally, our original loan agreements permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  The weighted average term of outstanding loans, including extensions, at December 31, 2012, was 12 months.

As of December 31, 2012 and 2011, most of our loans provided for payments of interest only, some of which have accrued interest, with a “balloon” payment of principal payable in full at the end of the term.  In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2012 and 2011 we had no investments in real estate loans that had interest reserves.

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

As of December 31, 2012, 92% our loans were loans in which we participated with other lenders, most of whom are our affiliates.

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

As of December 31, 2012, we had loans with common guarantors.  For additional information regarding loans with common guarantors see Note C – Financial Instruments and Concentrations of Credit Risk of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Report Form 10-K.

9.  Reserve Fund.  We have established contingency working capital reserves of approximately 3% of our stockholders’ equity to cover our unexpected cash needs.

10.  Credit Evaluations.  When reviewing a loan proposal, our manager determines whether a borrower has sufficient equity in the security property.  An appraisal dated within 12 months of loan origination is required in order to establish the value of the property. Our manager may also consider the income level and creditworthiness of a borrower to determine its ability to repay the real estate loan.  This is accomplished by the review of various financial data, which may include financial statements, tax returns and credit reports.

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

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2012, none of our loans had a prepayment penalty, although two of our loans, totaling approximately $0.8 million, had an exit fee.  All of the loans with an exit fee were considered performing as of December 31, 2012.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

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

Interest Reserves

We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing.  The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances.  At December 31, 2012, we had no investments in real estate loans that had interest reserves.

Balloon Payment

As of December 31, 2012, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

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

Variable Rate Loans

Occasionally we may acquire variable rate loans.  Variable rate loans may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). As of December 31, 2012 we did not have any investments in real estate with variable interest rates.

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

Real Estate Investment Objectives

As of December 31, 2012 we had not purchased any real estate properties. Investments in commercial properties will be primarily in Nevada, Arizona, California, Oregon and Texas or in other areas of the Southwestern and Western part of the United States. Properties acquired may include, but are not limited to, office buildings, shopping centers, business and industrial parks, manufacturing facilities, multifamily properties, warehouses and distribution facilities, motel and hotel properties and recreation and leisure properties. We will not invest in unimproved land or construction or development of properties. We intend to lease properties owned by us and to hold properties until such time as we believe it is the optimal time to capitalize on the capital appreciation of our properties.

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

Regulation

We are managed by Vestin Mortgage, subject to the oversight of our board of directors, pursuant to the terms and conditions of our Management Agreement.  Advant Mortgage, an affiliate of Vestin Mortgage, operates as a mortgage broker and is subject to extensive regulation by federal, state and local laws and governmental authorities.  Mortgage brokers we may use conduct their real estate loan businesses under a license issued by the State of Nevada Mortgage Lending Division.  Under applicable Nevada law, the division has broad discretionary authority over the mortgage brokers’ activities, including the authority to conduct periodic regulatory audits of all aspects of their operations.

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

Employees

We have no employees.  Our manager has provided and will continue to provide most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2012, the Vestin entities had a total of 16 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II, Fund III and other affiliated entities.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned from his position as Chief Financial Officer of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities (or the equivalent thereof in the case of Vestin Fund III, LLC).  As of December 31, 2012, Strategix Solutions dedicates to us a total of three full time employees.

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

Please refer to Note M- Legal Matters Involving The Manager and Note N - Legal Matters Involving The Company in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

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

2011	High	Low

First Quarter	$1.74	$1.40
Second Quarter	$1.54	$1.02
Third Quarter	$1.37	$1.01
Fourth Quarter	$1.29	$0.86

2012	High	Low

First Quarter	$1.28	$1.03
Second Quarter	$1.49	$0.90
Third Quarter	$1.45	$0.91
Fourth Quarter	$1.38	$1.05

Holders

As of March 28, 2013, there were approximately 343 holders of record of 6,340,859 shares of our common stock.

Dividend Policy

During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the years ended December 31, 2012 or 2011.  In light of our accumulated losses, we do not expect them to be reinstating dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 21, 2008, our board of directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  We are not obligated to purchase any additional shares.  As of December 31, 2012 we have no treasury stock.  As of December 31, 2011, we had a total of 534,207 shares as treasury stock carried on our books at cost totaling approximately $1.0 million.

The following is a summary of our stock purchases during the year ended December 31, 2012, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
January 1 – January 31, 2012	--	$--	--	$4,013,475
February 1 – February 29, 2012	--	--	--	4,013,475
March 1 – March 31, 2012	--	--	--	4,013,475
April 1 – April 30, 2012	--	--	--	4,013,475
May 1 – May 31, 2012	--	--	--	4,013,475
June 1 – June 30, 2012	--	--	--	4,013,475
July 1 – July 31, 2012	--	--	--	4,013,475
August 1 – August 31, 2012	--	--	--	4,013,475
September 1 – September 30, 2012	--	--	--	4,013,475
October 1 – October 31, 2012	--	--	--	4,013,475
November 1 – November 30, 2012	--	--	--	4,013,475
December 1 – December 31, 2012	--	--	--	4,013,475

Total	--	$--	--	$4,013,475

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2012 and 2011.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-K.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties discussed in this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We believe that the current level of our non-performing assets is a direct result of the deterioration of the economy and credit markets several years ago.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy has improved, the commercial real estate markets in many of the areas where we make loans continue to suffer from difficult conditions.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

Continued weakness in the commercial real estate markets and constraints on commercial lending may continue to have an adverse impact upon our markets.  In addition, even as real estate markets begin to recover, our operating results may be negatively impacted as we work through loans made prior to or during the great recession. This may result in further defaults on our loans, and we might be required to record additional reserves based on decreases in market values, or we may be required to restructure additional loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders.

During 2012, we funded 12 loans totaling approximately $14.2 million.  During 2011, we funded 11 loans totaling approximately $7.5 million.  As of December 31, 2012, our loan-to-value ratio was 64%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of December 31 2012, we have provided a specific reserve allowance for two performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of December 31, 2012, our loans were in the following states: Michigan, Nevada, Texas and Utah.

At our annual meeting held on December 15, 2011, a majority of the shareholders voted to amend our Bylaws to expand our investment policy to include investments in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property. A majority of the shareholders also voted to amend our charter to change the terms of our existence from its expiration date of December 31, 2019 to perpetual existence. As a result we may begin to acquire, manage, renovate, reposition, sell or otherwise invest in real property or acquire entities involved in the ownership or management of real property.

We and VRM II announced on May 30, 2012 that they, along with VRM Merger Sub, Inc. (a wholly owned subsidiary of VRM II), entered into a definitive merger agreement pursuant to which VRM Merger Sub would merge with and into VRM I in a stock-for-stock merger, with us surviving the transaction as a wholly owned subsidiary of VRM II.  The merger agreement expired by its terms on December 31, 2012 and the merger did not occur.  The Board of Directors may revaluate a potential merger with VRM II in the future.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2012

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$935,000	$480,000	$455,000	95%
Recovery of allowance for doubtful notes receivable	126,000	41,000	85,000	207%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	704,000	97,000	607,000	626%
Other Income	--	2,000	(2,000)	(100%)
Total	$1,765,000	$620,000	$1,145,000	185%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011 and first three quarters of 2012 which has produced an overall increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first three quarters of 2012 will be sustained in the future.  Payments on fully reserved notes receivable and loans resulted in an increase in recoveries of allowances for notes receivable and gains related to payoff of real estate loans.  During May 2012, we, VRM II and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $1.2 million to a third party.  We received a payment of approximately $0.1 million.

For additional information see Note D – Investments in Real Estate Loans and Note I -  Notes Receivable of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$268,000	$277,000	$(9,000)	(3%)
Provision for loan loss	40,000	789,000	(749,000)	(95%)
Interest expense	4,000	25,000	(21,000)	(84%)
Professional fees	615,000	409,000	206,000	50%
Insurance	222,000	231,000	(9,000)	(4%)
Consulting	77,000	103,000	(26,000)	(25%)
Other	135,000	177,000	(42,000)	(24%)
Total	$1,361,000	$2,011,000	$(650,000)	(32%)

Operating expenses were 32% lower during the year ended December 31, 2012 than in 2011.  Provision for loan losses was lower during 2012 than in 2011 due to values of the collateral securing our loans remaining constant.  Interest expense decreased during the year ended December 31, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have increased due primarily to payments for legal bills pertaining to the proposed merger between us and VRM II.  Consulting expense decreased in 2012 compared to 2011 mainly due to merger consulting fees in 2011 which we did not have in 2012. The decrease in other expense if primarily related to the decrease in Director Fees during 2012 compared to 2011.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note N – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Non-operating income (loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$--	$6,000	$(6,000)	(100%)
Gain on sale of marketable securities – related party	3,000	--	3,000	100%
Settlement income	55,000	--	55,000	100%
Impairment of marketable securities – related party	--	(247,000)	247,000	100%
Recovery from settlement with loan guarantor	978,000	--	978,000	100%
Settlement expense	(23,000)	--	(23,000)	(100%)
Discounted legal fees	--	280,000	(280,000)	(100%)
Total	$1,013,000	$39,000	$974,000	2,497%

In July, 2012, we along with our Manager, VRM II, Vestin Group, Vestin Originations and Michael Shustek, entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  We and VRM II were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, our portion was $55,000.  In 2011 we recognized an impairment of our marketable securities – related party of approximately $0.3 million.  There was no similar impairment in 2012.  During January 2011, we, VRM II and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans.  Pursuant to the terms of the settlement, we received payment of approximately $0.7 million during April 2012 and approximately $0.3 million in July 2012.  During the year ended December 31, 2012 we settled a lawsuit with an acquirer of property previously foreclosed upon and sold which resulted in an expense of approximately $23,000.  We received approximately $0.3 million in discounts related to past legal bills in 2011.  There was no similar discount received in 2012.

See Note E — Investment In Marketable Securities – Related Party and Note N – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Discontinued operations, net of income taxes:	2012	2011	$ Change	% Change
Net gain (loss) on sale of real estate held for sale	$(13,000)	$316,000	$(329,000)	104%
Income from equity investee held for sale	--	718,000	(718,000)	100%
Income from assets held for sale, net of income taxes	215,000	--	215,000	100%
Expenses related to real estate held for sale	(177,000)	(291,000)	114,000	39%
Write-downs on real estate held for sale	(1,232,000)	(462,000)	(770,000)	(167%)
Total	$(1,207,000)	$281,000	$(1,488,000)	(530%)

During the year ended December 31, 2011 we recorded net gains on sale of real estate held for sale for properties sold in current and prior periods due to payments on settlement agreements.  During the year ended December 31, 2012, the sales of real estate held for sale resulted in a net loss for the year.  The overall increase in losses from discontinued operations was primarily affected by an increase in write-downs on real estate held for sale.  The increase in write-downs on real estate held for sale was also affected by the acceptance of a purchase contract on one property.  In addition, we received income from assets held for sale during 2012 of approximately $0.2 million and did not have similar income in 2011.  In 2011, we received income from an equity investment held for sale of approximately $0.7 million and approximately

See Note F — Real Estate Held For Sale and Note G – Assets Held for Sale and Discontinued Operations of the Notes to the Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

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

During the year ended December 31, 2012, net cash flows used in operating activities approximated $0.4 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash provided by loan and notes receivable payoffs of approximately $9.4 million, proceeds from the sale of real estate held for sale of approximately $1.5 million, proceeds from settlement from loan guarantor of approximately $1.0 million,  and cash used for purchases of investments in real estate loans of approximately $15.5 million.  In addition, the Bankruptcy Court issued an order to deny the dismissal of the bankruptcy and required 1701 Commerce to deposit $1 million as additional collateral with the court, of which our portion is $0.1 million.  Cash flows from financing activities consisted of cash used in payment of notes payable of approximately $0.2 million.

At December 31, 2012, we had approximately $2.5 million in cash, $0.8 million in marketable securities – related party and approximately $22.2 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  We are not obligated to purchase any additional shares.  As of December 31, 2012 we have no treasury stock.  As of December 31, 2011, we had a total of 534,207 shares as treasury stock carried on our books at cost totaling approximately $1.0 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of March 28, 2013, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential.  The effective interest rates on all product categories range from 6% to 10%, as a result of troubled debt restructuring whereby, the total interest on one performing loan is being fully accrued and payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Asset Quality and Loan Reserves

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures our losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during this period of economic slowdown and recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets from 2007 through 2009 reduced the availability of credit for many prospective borrowers.  While credit markets have generally improved, the commercial real estate markets in our principal areas of operation have not recovered, thereby resulting in continuing constraints on the availability of credit in these markets.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012 and 2011 we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note H – Related Party Transactions in the notes to our Consolidated Financial Statements in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2012, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$149,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$743,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,486,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(149,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(743,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,486,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2012, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$140,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$702,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,404,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(140,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(702,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,404,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vestin Realty Mortgage I, Inc.

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage I, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, other comprehensive income (loss), equity and other comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage I, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ JLK Rosenberger, LLP

Irvine, California
March 28, 2013

FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2012	December 31, 2011

Assets
Cash	$2,482,000	$6,758,000
Investment in marketable securities - related party	784,000	651,000
Interest and other receivables, net of allowance of $0 at December 31, 2012 and $228,000 at December 31, 2011	16,000	10,000
Notes receivable, net of allowance of $1,894,000 at December 31, 2012 and $837,000 at December 31, 2011	--	--
Real estate held for sale	580,000	2,409,000
Asset held for sale	4,398,000	--
Investment in real estate loans, net of allowance for loan losses of $183,000 at December 31, 2012 and $5,485,000 at December 31, 2011	13,858,000	10,767,000
Other assets	76,000	100,000

Total assets	$22,194,000	$20,695,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$97,000	$147,000
Liabilities related to asset held for sale	43,000	--
Due to related parties	216,000	104,000
Deferred gain on sale of HFS	10,000	63,000
Notes payable	19,000	19,000

Total liabilities	385,000	333,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, no shares at December 31, 2012 and 534,207 at December 31, 2011	--	(1,045,000)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,340,859 shares issued and outstanding at December 31, 2012, and 6,875,066 shares issued and 6,340,859 outstanding at December 31, 2011	1,000	1,000
Additional paid-in capital	61,217,000	62,262,000
Accumulated deficit	(40,702,000)	(40,856,000)
Accumulated other comprehensive income	156,000	--

Total stockholders' equity before non-controlling interest – related party	20,672,000	20,362,000
Non-controlling interest – related party	1,137,000	--
Total equity	21,809,000	20,362,000

Total liabilities and stockholders' equity	$22,194,000	$20,695,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	12/31/2012	12/31/2011

Revenues
Interest income from investment in real estate loans	$935,000	$480,000
Recovery of allowance for doubtful notes receivable	126,000	41,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	704,000	97,000
Other income	--	2,000
Total revenues	1,765,000	620,000

Operating expenses
Management fees - related party	268,000	277,000
Provision for loan loss	40,000	789,000
Interest expense	4,000	25,000
Professional fees	615,000	409,000
Insurance	222,000	231,000
Consulting	77,000	103,000
Other	135,000	177,000
Total operating expenses	1,361,000	2,011,000

Income (loss) from operations	404,000	(1,391,000)

Non-operating income
Interest income from banking institutions	--	6,000
Gain on sale of marketable securities – related party	3,000	--
Recovery from settlement with loan guarantor	978,000	--
Settlement income	55,000	--
Impairment of marketable securities - related party	--	(247,000)
Discounted professional fee	--	280,000
Settlement expense	(23,000)	--
Total other non-operating income, net	1,013,000	39,000

Provision for income taxes	--	--

Income (loss) from continuing operations	1,417,000	(1,352,000)

Discontinued operations, net of income taxes
Income from guarantors related to real estate held for sale	--	--
Income from equity method investee held for sale	--	718,000
Income from assets held for sale, net of income taxes	215,000	--
Net gain (loss) on sale of real estate held for sale	(13,000)	316,000
Expenses related to real estate held for sale	(177,000)	(291,000)
Write-downs on real estate held for sale	(1,232,000)	(462,000)
Total income (loss) from discontinued operations	(1,207,000)	281,000
Net income (loss)	210,000	(1,071,000)
Allocation to non-controlling interest – related party	(56,000)	--

Net income (loss) attributable to common stockholders	$154,000	$(1,071,000)
Basic and diluted income (loss) per weighted average common share
Continuing operations	$0.22	$(0.21)
Discontinued operations	(0.20)	(0.04)
Total basic and diluted income (loss) per weighted average common share	$0.02	$(0.17)
Dividends declared per common share	$--	$--
Weighted average common shares	6,340,859	6,370,683

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	For The Year Ended
	12/31/2012	12/31/2011

Net income (loss)	$210,000	$(1,071,000)

Recognition of Unrealized Loss on Marketable Securities - Related Party	--	247,000

Unrealized holding gain (loss) on available-for-sale securities – related party	156,000	(240,000)

Comprehensive income (loss)	366,000	(1,064,000)
Net (income) attributable to noncontrolling interest	(56,000)	--

Comprehensive income (loss) attributable to Vestin Realty Mortgage I, Inc.	$310,000	$(1,064,000)

The accompanying notes are an integral part of these consolidated financial statements.

	VESTIN REALTY MORTGAGE I, INC.

	CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest – Related Party	Total
Stockholders' Equity at December 31, 2010	455,607	$(941,000)	6,419,459	$1,000	$62,262,000	$(39,785,000)	$(7,000)	$--	$21,530,000

Comprehensive Loss:

Net Loss						(1,071,000)			(1,071,000)

Recognition of Unrealized Loss on Marketable Securities - Related Party							247,000		247,000
Unrealized Loss on Marketable Securities - Related Party							(240,000)		(240,000)

Comprehensive Loss									(1,064,000)

Purchase of Treasury Stock	78,600	(104,000)	(78,600)	--				--	(104,000)

Stockholders' Equity at December 31, 2011	534,207	$(1,045,000)	6,340,859	$1,000	$62,262,000	$(40,856,000)	$--	$--	20,362,000

Comprehensive Loss:

Net Income						154,000		56,000	210,000

Unrealized Gain on Marketable Securities - Related Party							156,000		156,000

Comprehensive Income									366,000
Noncontrolling interest								1,081,000	1,081,000
Retire Treasury Stock	(534,207)	1,045,000	--	--	(1,045,000)				--

Stockholders' Equity at December 31, 2012	--	$--	6,340,859	$1,000	$61,217,000	$(40,702,000)	$156,000	$1,137,000	21,809,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	12/31/2012	12/31/2011
Cash flows from operating activities:
Net income (loss)	$210,000	$(1,071,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	--	33,000
Write down on real estate held for sale	1,232,000	462,000
Gain on sale of marketable securities – related party	(3,000)	--
Loss on sale of real estate held for sale	13,000	--
Settlement income	(55,000)	--
Recovery of allowance for doubtful notes receivable included in other income	(126,000)	(110,000)
Provision for loan loss	40,000	789,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	(704,000)	(97,000)
Gain related to recovery from settlement with loan guarantor	(978,000)	--
Impairment of marketable securities - related party	--	247,000
Prepaid interest income – unearned revenue	--	(2,000)
Income from equity method investee held for sale	--	(718,000)
Change in operating assets and liabilities:
Interest and other receivables	(6,000)	630,000
Due to/from related parties, net	112,000	(637,000)
Deferred gain on sale of Hawaii Funeral Services	(53,000)	--
Other assets	189,000	165,000
Assets held for sale, net of liabilities	(215,000)	--
Accounts payable and accrued liabilities	(48,000)	(1,378,000)
Net cash used in operating activities	$(392,000)	$(1,687,000)
Cash flows from investing activities:
Investments in real estate loans	$(14,169,000)	$(7,482,000)
Purchase of investments in real estate loans from:
VRM II	(1,000,000)	--
Other related parties	(300,000)	--
Proceeds from loan payoffs	7,183,000	2,340,000
Sale of investments in real estate loans to third parties	2,012,000	216,000
Proceeds from sale of investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance	--	5,744,000
Proceeds related to sale of real estate held for sale	1,446,000	--
Proceeds from settlement with loan guarantor	978,000	--
Proceeds related to real estate held for sale – extension fees	5,000	26,000
Purchase of marketable securities – related party	--	(565,000)
Proceeds from sale of marketable security – related party	26,000	--
Investment in asset held for sale	(80,000)	--
Proceeds from settlement income	55,000	--
Distributions from investment in equity method investee held for sale	--	440,000
Proceeds from note receivable	126,000	110,000
Net cash provided by (used in) investing activities	$(3,718,000)	$829,000
Cash flows from financing activities:
Principal payments on notes payable	$(166,000)	$(425,000)
Purchase of treasury stock at cost	--	(104,000)
Net cash used in financing activities	$(166,000)	$(529,000)

NET CHANGE IN CASH	(4,276,000)	(1,387,000)

Cash, beginning of period	6,758,000	8,145,000

Cash, end of period	$2,482,000	$6,758,000

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosures of cash flows information:
Interest paid	$4,000	$25,000

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$1,183,000	$--
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$--	$986,000
Retirement of treasury stock	$1,045,000	$--
Accrued liabilities related to investment in equity method investee – held for sale	$--	$24,000
Note payable relating to prepaid D & O insurance policy	$166,000	$167,000
Real estate held for sale through deed in lieu, net of prior allowance	$787,000	$--
Asset held for sale acquired through foreclosure, net of prior allowance	$(3,059,000)	$--
Write off of interest receivable and related allowance	$228,000	$--
Deferred gain on sale of HFS	$--	$63,000
Recognition of unrealized loss on marketable securities – related party	$--	$247,000
Unrealized gain on marketable securities - related party	$156,000	$240,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end.  We announced on March 28, 2012 that we terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.  Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012.  Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock are no longer be subject to such restrictions.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), licensed Nevada mortgage broker, which is indirectly wholly owned by Mr. Shustek.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II, Fund III, Vestin Group and other affiliated entities.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned from his position as Chief Financial Officer of VRM  I and VRM II and the equivalent of Chief Financial Officer of Fund III, (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress, an employee of Strategix Solutions, as the Chief Financial Officer of the Vestin Entities (or the equivalent thereof in the case of Vestin Fund III, LLC).  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of December 31, 2012 and December 31, 2011.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the years ended December 31, 2012 and 2011.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2012, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of December 31, 2012, approximately 62% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Certain amounts in the December 31, 2011 consolidated financial statements have been reclassified to conform to the December 31, 2012 presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM I, Vestin TRS I, Inc, our wholly owned subsidiary, and VREO XXV, LLC, in which we have a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2012 and 2011, we had no funds in excess of the federally-insured limits.

As of December 31, 2012, 79% and 12% of our loans were in Nevada and Michigan, respectively, compared to 37%, 27%, 20%, and 10% of our loans were in Nevada, Oregon, Arizona and Texas at December 31, 2011, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 48% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, secured by property located in Michigan and Nevada, all first lien position with interest rates between 7.75% and 9.00%, and an aggregate outstanding balance of approximately $6.7 million.  As of December 31, 2012, all three of our largest loans were considered performing.

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

Common Guarantors

As of December 31, 2012 and December 31, 2011, four and seven loans, respectively, totaling approximately $5.0 million and $4.6 million, respectively, representing approximately 35.5% and 28.6%, respectively, of our portfolio’s total value, had a common guarantor.  These loans are considered performing.

As of December 31, 2012 five loans totaling approximately $5.9 million representing approximately 42.0% of our portfolio’s total value had a common guarantor.  As of December 31, 2012 all loans were considered performing.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2012 and December 31, 2011, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2012 and 2011, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of December 31, 2012, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 10% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	13	$13,947,000	8.23%	99.33%	64.21%
Land	1	94,000	6.00%	0.67%	53.81%
Total	14	$14,041,000	8.21%	100.00%	66.79%

Investments in real estate loans as of December 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	17	$15,855,000	10.15%	97.55%	70.96%
Construction	1	165,000	8.00%	1.02%	90.50%
Residential	1	138,000	11.69%	0.85%	89.73%
Land	1	94,000	6.00%	0.58%	53.81%
Total	20	$16,252,000	10.09%	100.00%	70.86%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2012 and December 31, 2011, was 8.21% and 9.77%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2012 and December 31, 2011:

Loan Type	Number of Loans	December 31, 2012 Balance *	Portfolio Percentage	Number of Loans	December 31, 2011 Balance *	Portfolio Percentage

First deeds of trust	12	$13,058,000	93.00%	13	$10,840,000	66.70%
Second deeds of trust	2	983,000	7.00%	7	5,412,000	33.30%
Total	14	$14,041,000	100.00%	20	$16,252,000	100.00%

*	Please see Balance Sheet Reconciliation below.

During July 2012, we, VRM II and other affiliated entities modified a loan with a total of $2.8 million, of which our portion was $1.1 million.  The terms of the modification resulted in a first trust deed loan of approximately $1.4 million, of which our portion is approximately $0.4 million, and a second trust deed loan of approximately $1.4 million, of which our portion is approximately $0.2 million.  As of December 31, 2012, approximately $0.8 million of the first trust deed has been sold to third-party investors.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2012:

January 2013 – March 2013	$5,584,000
April 2013 – June 2013	5,307,000
July 2013 – September 2013	2,400,000
October 2013 – December 2013	--
Thereafter	750,000

Total	$14,041,000

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2012 and December 31, 2011:

	December 31, 2012 Balance *	Portfolio Percentage	December 31, 2011 Balance *	Portfolio Percentage

Arizona	$--	--%	$3,282,000	20.20%
California	--	--	647,000	3.98%
Colorado	--	--	300,000	1.85%
Michigan	1,741,000	12.40%	--	--
Nevada	11,157,000	79.46%	5,928,000	36.48%
Oregon	--	--	4,434,000	27.28%
Texas	484,000	3.45%	1,661,000	10.21%
Utah	659,000	4.69%	--	--
Total	$14,041,000	100.00%	$16,252,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2012 Balance	December 31, 2011 Balance
Balance per loan portfolio	$14,041,000	$16,252,000
Less:
Allowance for loan losses (a)	(183,000)	(5,485,000)
Balance per consolidated balance sheets	$13,858,000	$10,767,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2012, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2012, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 17%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2012 and December 31, 2011.

	As of December 31, 2012
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	12,941,000	--	12,941,000
Performing loans – related allowance	1,100,000	(183,000)	917,000
Subtotal performing loans	14,041,000	(183,000)	13,858,000

Total	$14,041,000	$(183,000)	$13,858,000

	As of December 31, 2011
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	7,571,000	(3,724,000)	3,847,000
Subtotal non-performing loans	7,571,000	(3,724,000)	3,847,000

Performing loans – no related allowance	6,241,000	--	6,241,000
Performing loans – related allowance	2,440,000	(1,761,000)	678,000
Subtotal performing loans	8,681,000	(1,761,000)	6,920,000

Total	$16,252,000	$(5,485,000)	$10,767,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances
As of December 31, 2012, we have provided a specific reserve allowance for two performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2012 and 2011 by loan type.

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Loan Pay Downs and Settlements	Write Off	Transfers to REO and Notes Receivable	Balance at 12/312012

Commercial	$5,412,000	$40,000	$(1,983,000)	$(1,000,000)	(2,286,000)	$183,000
Construction	73,000	--	(73,000)	--	--	--
Total	$5,485,000	$40,000	$(2,056,000)	$(1,000,000)	(2,286,000)	$183,000

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation	Sales	Settlements	Transfers to REO & Other Assets	Balance at 12/31/2011

Commercial	$5,708,000	$788,000	$--	$(1,084,000)	$--	$5,412,000
Construction	72,000	1,000	--	--	--	73,000
Total	$5,780,000	$789,000	$--	$(1,084,000)	$--	$5,485,000

Troubled Debt Restructuring

As of December 31, 2012 and December 31, 2011 we had one and seven loans, respectively, totaling approximately $0.8 million and $4.4 million, respectively that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been no loans that became TDR loans.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of December 31, 2012 and December 31, 2011:

As of December 31, 2012
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	1	$750,000	1	$750,000	--	$--
Total	1	$750,000	1	$750,000	--	$--

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	6	$4,212,000	4	$2,276,000	2	$1,936,000
Construction	1	165,000	1	165,000	--	--
Total	7	$4,377,000	5	$2,441,000	2	$1,936,000

The reduction in TDR loans was a result of a first position lender foreclosed on a fully allowed for second position loan, reclassifying second position loans as fully allowed for notes receivable due to receiving payoffs on the first position loans releasing the collateral, accepting a deed-in-lieu on another property which is now reported as assets held for sale and payoffs.

For additional information, see “Non-Performing” of this Note D – Investments in Real Estate Loans and Note I – “Notes Receivable”.

Extensions

As of December 31, 2012, our manager had granted extensions on six outstanding loans, totaling approximately $10.4 million, of which our portion was approximately $4.1 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2012 and 2011, we owned 537,078 shares of VRM II’s common stock, representing approximately 4.4% of the total outstanding shares.  The closing price of VRM II’s common stock on December 31, 2012, was $1.46 per share, resulting in an unrealized gain for the year ended December 31, 2012.

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

During the three months ended December 31, 2012, the trading price for VRM II’s common stock ranged from $1.22 to $1.58 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2012 we held four properties with a total carrying value of approximately $0.7 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

During April 2012, we, VRM II and Fund III sold a property to an unrelated third party for approximately $0.5 million, of which our portion was approximately $0.1 million.  This transaction resulted in a net gain for us of approximately $2,000.  A consultation fee of approximately $17,000 was paid to our manager.

During December 2012, we and VRM II sold a property to an unrelated third party for approximately $7.7 million, of which our portion was approximately $1.3 million.  This transaction resulted in a net loss for us of approximately $17,000.  A consultation fee of approximately $0.3 million was paid to MVP Mortgage.

On February 7, 2012, we, VRM II and VF III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $0.8 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Fort Worth, Texas, is held subject to approximately $46 million in secured claims and up to approximately $3 million in unsecured claims.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court which was funded by us, VRM II and VF III.  We hold an interest of approximately 8%, VRM II holds an interest of approximately 90% and Fund III holds an interest of approximately 2% in 1701 Commerce.  Pursuant to the order issued on August 23, 2012, we include the property as real estate held for sale.

The asset purchase agreement previously entered into on September 24, 2012 was cancelled by the buyer.  On January 31, 2013, 1701 Commerce entered into a non exclusive asset purchase agreement to sell its assets in consideration of $49 million. Upon the satisfaction of all conditions included in the agreement, subject to payment of certain approved claims and court approval, the balance of the purchase price will be paid by cash to 1701 Commerce.

If the property is not sold by April 1, 2013, the senior lender is set to foreclose on April 2, 2013 and the Company will lose its interest in the property.  Due to the uncertainties and timing, our Manager believes the net proceeds from this investment has been fully depleted therefore a loss of approximately $0.9 million has been recognized which is included in write downs on real estate held for sale for the year ended December 31, 2012.

In August, 2011, VREO XVIII, LLC, an entity owned by us, VRM II and Fund III entered into a purchase and sale agreement to sell one of the REO assets.  The terms of the sale provided for an all cash transaction in the amount of $2 million, with a closing to occur within 60 days.  The date of closing was extended several times, but ultimately, the transaction cancelled, as the purchaser was unable to obtain financing.  In 2012 non-refundable extension fees in the amount of $30,000 were collected, of which our portion was approximately $5,000.

As of December 31, 2012 four of our five REO properties consisted of raw land which did not have operations.  The following is a summary of the entire results of operations related to the one REO property which has operations for the period from September 1, 2012 (foreclosure) through December 31, 2012, of which our portion is approximately $0.9 million:

Revenue	$4,955,000
Expenses	(14,872,000)

Net loss	$(9,917,000)

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2012	$2,409,000
Real estate held for sale acquired through foreclosure	787,000
Additional investment in REO	80,000
Proceeds on nonrefundable extension fee	(5,000)
Write down	(1,232,000)
Sale	(1,459,000)
Ending balance, December 31, 2012	$580,000

Beginning balance, January 1, 2011	$2,897,000
Proceeds on nonrefundable extension fee	(26,000)
Write down	(462,000)
Ending balance, December 31, 2011	$2,409,000

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the year ended December 31, 2012.

The following is a summary of net assets held for sale through December 31, 2012:

December 31, 2012
Assets:
Cash	$507,000
Current assets	27,000
Property and equipment	3,864,000
Total assets	$4,398,000

Liabilities:
Accounts payable and accrued liabilities	$43,000
Total liabilities	43,000

Net assets held for sale	$4,355,000

The following is a summary of the results of operations related to the assets held for sale for the three months ended December 31, 2012 and the period from May 1, 2012 (foreclosure) through December 31, 2012:

For The Period from May 1, 2012 (foreclosure) through December 31, 2012

Revenue	$435,000
Expenses	(220,000)

Net Income	$215,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly for the year ended December 31, 2012 and 2011 was $268,000 and $277,000, respectively.  A discount of 7% was applied to the July 2012 payment due to prepayment of five months fees in January 2012.

As of December 31, 2012 and 2011, our manager owned 100,000 of our common shares, representing approximately 1.6% of our total outstanding common stock.  For the year ended December 31, 2012 and 2011, we declared $0 in dividends payable to our manager.

As of December 31, 2012 and December 31, 2011 we did not owe or have any receivables from our manager.

During May 2012, our manager received total consultation fee of approximately $17,000, related to the sale of a REO property owned by VRM II, Fund III and us.

During the year ended December 31, 2012, we bought approximately $0.1 million in real estate loans from Vestin Mortgage.  No gain or loss resulted from these transactions.

Transactions with Other Related Parties

As of December 31, 2012 and December 31, 2011, we owned 537,078 common shares of VRM II, representing approximately 4.4%, of their total outstanding common stock.  For the years ended December 31, 2012 and 2011 we recognized $0 in dividend income from VRM II.

As of December 31, 2012 and 2011, VRM II owned 538,178 of our common shares, approximately 8.5%, of our total outstanding common stock.  For the years ended December 31, 2012 and 2011 we declared $0 in dividends payable to VRM II.

As of December 31, 2012 and 2011 we owed VRM II approximately $0.2 million and $0.1 million, respectively, primarily related to legal fees.

As of December 31, 2012 we had a receivable with Fund III of approximately $8,000.  As of December 31, 2011 we had no receivable or payable with Fund III.

During the year ended December 31, 2012, we bought approximately $0.2 million in real estate loans from MVP Mortgage.  No gain or loss resulted from these transactions.

During December 2012, MVP Mortgage received total consultation fee of approximately $0.3, related to the sale of a REO property owned by VRM II, Fund III and us.

During 2012 we purchased $1.0 million in investments in real estate loans from VRM II.

During 2012 we sold $0.4 million in investments in real estate loans to VRM II.

NOTE I — NOTES RECEIVABLE

During December 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  During 2011, we had received $42,000 in regularly scheduled principal payments.  Also during 2011, an agreement which would accept approximately $76,000 as a final payment for the note was approved, of which approximately $69,000 was received.  The balance of this agreement of approximately $5,000 was fully reserved as of December 31, 2012.  Payments will be recognized as income when received.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.4 million, of which our portion is $39,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $120,000, which reflected our book value of the loan, net of allowance for loan loss of $73,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $43,000 was fully reserved as of December 31, 2012.

During July 2009, we, VRM II, and Fund III entered into a promissory note, totaling approximately $1.3 million, of which our portion is $30,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of $95,000, which reflected our book value of the loan, net of allowance for loan loss of $71,000.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of approximately $34,000 was fully reserved as of December 31, 2012.

During December 2009, we and VRM II entered into a promissory note with the borrowers of a land loan, totaling approximately $6.1 million, of which our portion is approximately $0.5 million, as part of the sale of the land collateralizing the loan.  In addition, we and VRM II received a principal pay off of $2.0 million, of which our portion was approximately $0.2 million, on the land loan.  The remaining balance of approximately $1.2 million, of which our portion is approximately $0.1 million, was refinanced as a loan to the new owners of property.  The promissory note is for a 60-month period, with an interest rate of 6.0%, with the first monthly payment due on December 10, 2014.  Payments will be recognized as income when they are received.  The balance of approximately $0.5 million was fully reserved as of December 31, 2012.

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

During April 2012, we, VRM II and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.2 million was moved to notes receivable and remains fully allowed for.  We receive monthly payments of approximately $11,000.  As of December 31, 2012 the balance is approximately $0.1 million.

During February 2012, we, VRM II and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.7 million was moved to notes receivable and remains fully allowed for.  During March 2012 a payment of approximately $30,000 was received and recognized as Gain related to pay off of notes receivable, including recovery of allowance for notes receivable.  Additionally, we receive monthly payments of approximately $1,000.  As of December 31, 2012 the balance is approximately $0.7 million.

NOTE J — NOTES PAYABLE

In April 2011, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.2%.  The agreement required a down payment of $56,000 and nine monthly payments of $19,000 beginning on May 27, 2011.  As of December 31, 2011, the outstanding balance of the note was approximately $19,000.  Interest expense for the year ended December 31, 2011 amounted to approximately $6,000.  During January 2012, the outstanding balance of the note was paid in full

In April 2012, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.25%.  The agreement required a down payment of approximately $56,000 and nine monthly payments of approximately $19,000 beginning on May 27, 2012.  As of December 31, 2012, the outstanding balance of the note was approximately $19,000.  Interest expense for the year ended December 31, 2012 amounted to approximately $4,000.

NOTE K — FAIR VALUE

As of December 31, 2012, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of December 31, 2012, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/12	Carrying Value on Balance Sheet at 12/31/12
Assets
Investment in marketable securities - related party	$784,000	$--	$--	$784,000	$784,000
Investment in real estate loans	$--	$--	$13,870,000	$13,870,000	$13,858,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$651,000	$--	$--	$651,000	$651,000
Investment in real estate loans	$--	$--	$10,827,000	$10,827,000	$10,802,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to December 31, 2012.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2012 to December 31, 2012.
Investment in real estate loans

Balance on January 1, 2012	$10,827,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(40,000)
Write-off of allowance for uncollectible loan	1,000,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	989,000
Transfer of allowance on real estate loan to real estate held for sale	150,000
Transfer of allowance on real estate loan to asset held for sale	1,375,000
Reduction of allowance on real estate loans following payment	729,000
Reduction of allowance on real estate loan following settlement of loan	1,101,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	15,395,000
Transfer of real estate loans to real estate held for sale	(936,000)
Transfer of real estate loan to asset held for sale	(4,434,000)
Transfer of real estate loans converted to unsecured notes receivable	(989,000)
Sales, pay downs and reduction of assets
Write-off of uncollectible loan	(1,000,000)
Reduction of balance of real estate loan following settlement	(1,101,000)
Collections of principal and sales of investment in real estate loans	(9,148,000)
Temporary change in estimated fair value based on future cash flows	(48,000)

Balance on December 31, 2012, net of temporary valuation adjustment	$13,870,000

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

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

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

In July, 2012, we along with our Manager, VRM II, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release ("Settlement Agreement") with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM II  were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise. The parties agreed to mutually release each other from any claims and in lieu of such amounts due under the Settlement Agreement, within ten (10) business days after the later of (a) The Huntington National Bank's receipt of the first tranche of certain trust recovery proceeds or (b) entry of a final and non-appealable decision or order approving settlement with each of certain other persons, the sum of $145,000 shall be disbursed from the first tranche of the trust recovery proceeds to us and VRM II.  All other amounts payable under the Settlement Agreement were assigned to the Rightstar Trusts and The Huntington National Bank as successor trustee, all rights, obligations and claims we or VRM II has or ever can, shall or may have or claim to have arising out of or related to the Rightstar Trusts, or which were asserted or which could have been asserted in such cases.  We and VRM II also released any and all interest in the amounts set aside from the sale of the property at 485 Waiale Street, Wailuku, Hawaii. Finally VRM II agreed to purchase all 447,226 shares in VRM II currently owned by the Rightstar trusts for $1.40 per share, which purchase is to be consummated within seven (7) days following Court approval of the settlement.  The settlement was approved by the Court on August 3, 2012.  As of September 30, 2012 the $145,000 has been paid and the shares have been purchased.

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $0.8 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $41 million to $48 million. We dispute both the validity of certain claimed liens and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court funded by us, VRM II and VF III.

1701 Commerce is working with several potential buyers who have expressed interest in purchasing the hotel.  The asset purchase agreement previously entered into on September 24, 2012 was cancelled by the buyer.  During January 2013, 1701 Commerce entered into an asset purchase agreement to sell its assets in consideration of $49 million. Pursuant to the agreements, a non refundable earnest money deposit of $500,000 which was paid to the first lien holder by the buyer, which reduced the secured debt. The buyer has until March 26, 2013 to close the purchase of the hotel. Upon the satisfaction of all conditions included in the agreement, the balance of the purchase price will be paid in cash to 1701 Commerce.

The property has been scheduled for foreclosure by the senior lender on April 2, 2013.  If the property is not sold by April 1, 2013, the senior lender is set to foreclose on April 2, 2013 and the Company will lose its interest in the property.  Due to the uncertainties and timing, our Manager believes the net proceeds from this investment has been fully depleted therefore a loss of approximately $0.9 million has been recognized which is included in write downs on real estate held for sale for the year ended December 31, 2012.

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

NOTE O— INCOME TAXES

We operated as a REIT through December 31, 2011. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.

The components of the provision for income tax benefit are as follows for the year ended:

	12/31/2012	12/31/2011
Current Taxes
Federal	--	--
State	--	--
Total Current Taxes	--	--
Change in Deferred Taxes	52,000	--
Change in Valuation Allowance	(52,000)	--

Provision for income tax expense (benefit)	--	--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2012:

Deferred Tax Assets:
Provision for Loan Losses	153,000
Write down on real estate held for sale	884,000
Recovery of allowance for doubtful notes receivable	578,000
Net operating loss carryforward	12,592,000
Total Deferred Tax Assets	14,207,000
Valuation allowance	(14,207,000)
Deferred Tax Assets, net of valuation allowance	--
Non-current portion	--
Current portion	--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2012 was 34%.  The Company has established a valuation allowance against deferred tax assets of $14,207,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carryforward timing differences.

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

During March 2013, We, VRM II and VF III entered into an agreement to satisfy a Notes Receivable due from guarantors of approximately $2.4 million.  Pursuant to the agreement, the guarantors shall make quarterly payments of cash totaling $36,000 or shares of our common stock or VRM II’s common stock totaling $24,000 beginning June 30, 2013.  The guarantors may prepay the debt at any time for $720,000 in cash or $480,000 of our common stock or VRM II’s common stock.  Lastly, the guarantors may accelerate the retirement of the debt by transferring $350,000 in shares of our common stock or VRM II’s common stock on or before March 31, 2015.

During March 2013, we and VRM II entered into an agreement to satisfy a judgment totaling $8.4 million owed by guarantors of a previously non performing loan which was foreclosed and subsequently sold in December 2012.  Pursuant to the agreement the guarantors shall purchase annually 100,000 common shares of VRM II common stock commencing on December 31, 2013 through December 31, 2017.  At the guarantor’s option, they may pay cash totaling $162,500 in lieu of the 100,000 shares of common stock.  Additionally, the guarantor may satisfy the obligation by transferring 400,000 shares of VRM II common stock to us and VRM II by December 31, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified int he SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2012, we did not maintain effective internal control over financial reporting due to the material weakness described below.

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

Material weakness relates to the monitoring and review of work performed in the preparation of the consolidated financial statements, footnotes and financial data provided to the Company's registered public accounting firm in connection with the annual audit.  We have experienced turnover in several members of our accounting staff that have resulted in deficiencies including the lack of control over preparation of the consolidated financial statements, and proper application of accounting policies.

After a review of the Company's current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Plan of Remediation

To remediate the aforementioned material weakness, our Manager has reviewed the Company's current review and approval processes, to insure that all accounting reconciliations, journal entries and complex transactions are reviewed and approved on a timely basis.  Since December 31, 2012, we have replaced accounting staff and have reassigned duties to enhance our internal review and approval process.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2012.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day-to-day basis by Vestin Mortgage, a majority-owned subsidiary of Vestin Group.

Directors and Executive Officers

The following table sets forth the names, ages as of March 28, 2013 and positions of the individuals who serve as our directors and executive officers as of March 28, 2013:

Name	Age	Title

Michael V. Shustek	54	President, Chief Executive Officer and Director
Tracee Gress (4)	42	Chief Financial Officer
Robert J. Aalberts(1)(2)(3)	61	Director
Daryl C. Idler, Jr.(1)(2)(3)	68	Director
Donovan Jacobs	56	Director
Kenneth A Seltzer (1)(2)(3)	60	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

(4)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned from his position as Chief Financial officer as Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities (or the equivalent thereof in the case of Vestin Fund III, LLC).  As of December 31, 2012, Strategix Solutions dedicated to us a total of three employees, including Tracee Gress, our CFO.

The following table sets forth the names, ages as of March 28, 2013 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	54	President, Chief Executive Officer and Chairman
Tracee Gress	42	Chief Financial Officer
Michael J. Whiteaker	63	Vice President of Regulatory Affairs

Directors, Executive Officers and certain significant employees of Vestin Realty Mortgage I, Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates.

Michael V. Shustekhas been a director of our manager, Vestin Mortgage, LLC, and Chairman of the board of directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a Director and CEO of us and Vestin Realty Mortgage II, Inc. (“VRM II”) since January 2006. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the loan committee of Vestin Mortgage, LLC, and its affiliates. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage, LLC. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.” Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas. Mr. Shustek is also the Chairman of our Board of Directors. As VRM I’s founder and CEO, Mr. Shustek is highly knowledgeable with regard to VRM I’s business operations and loan portfolio. In addition, his participation on the Board of Directors is essential to ensure efficient communication between the Board and management.

Tracee Gress was appointed as our Chief Financial Officer (CFO) on January 14, 2013.  In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM II and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Ms. Gress is a Certified Public Accountant and has worked for LL Bradford for approximately 4 years. Ms. Gress has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

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

Donovan J. Jacobs was an employee of Vestin Group from 2000 to 2004 and from September 2005 to October 2006 and has been a member of our board since January 2008.  At Vestin Group, he was responsible for opening and managing three Vestin Mortgage branch offices.  Since 1992, Mr. Jacobs has been practicing law in San Diego, California where he represents police officers in both administrative and civil actions.  Mr. Jacobs is a retired San Diego Police Officer, where he served for 13 years.  Mr. Jacobs holds a lifetime teaching credential from the State of California and has taught law and police science at Miramar College, Southwestern College and Central Texas College.  Mr. Jacobs has authored two books on narcotics investigations, “Street Crime Investigations” and “Street Cop.”  Mr. Jacobs received his Bachelor’s Degree from San Diego State and his Juris Doctor from Thomas Jefferson School of Law.  Mr. Jacobs was admitted to the California Bar in 1992.  Mr. Jacobs’s legal knowledge, and his familiarity with the business and legal communities in California, provide an important perspective as the Board addresses issues related to the management of our loan portfolio and REO.

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

CORPORATE GOVERNANCE

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of five directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Seltzer, and his term will expire at the 2013 annual meeting of stockholders;

•	The class II directors are Messrs. Jacobs and Aalberts, and their terms will expire at the 2014 annual meeting of stockholders; and

•	The class III directors are Messrs. Idler and Shustek, and their terms will expire at the 2015 annual meeting of stockholders.

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

During the year ended December 31, 2012, the Board held three meetings, the Audit Committee held four meetings, the Compensation Committee held one meeting and the Nominating Committee held one meeting.  During 2012, no director attended less than 75% of the aggregate number of meetings held by the Board, and each committee of which such director was a member.  Directors are encouraged to attend annual meetings of our stockholders.  At the last annual meeting of stockholders, all of the five then-current directors attended.

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

As of March 28, 2013, the Board constituted the following committees:

Audit Committee
Kenneth A Seltzer (Chairman)
Robert J. Aalberts
Daryl C. Idler, Jr.

Compensation Committee
Robert J. Aalberts (Chairman)
Kenneth A. Seltzer
Daryl C. Idler, Jr.

Nominating Committee
Daryl C. Idler, Jr. (Chairman)
Kenneth A. Seltzer
Robert J. Aalberts

Special Committee
Donovan Jacobs (Chairman)
Daryl C. Idler, Jr.
Kenneth A. Seltzer

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Seltzer (chair), Mr. Aalberts and Mr. Idler, met in March 2013 in connection with the audit of our 2012 financial statements, and the audit committee members held a total of four meetings in fiscal 2012. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Nominating Committee – Our Nominating Committee was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2012, the Nominating Committee, consisting Mr. Aalberts, Mr. Seltzer and Mr. Idler, Jr (chair), held one meeting.  Our nominating committee currently consists of Mr. Aalberts, Mr. Seltzer and Mr. Idler, Jr (chair).

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager, Vestin Mortgage; and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2012 the Compensation Committee, consisting of Mr. Idler, Mr. Seltzer and Mr. Aalberts (chair), held one meeting.  On April 13, 2011, the compensation committee met and reaffirmed the directors’ fees of $500 per meeting and the Manager’s fee.  Our compensation committee currently consists of Mr. Idler, Mr. Seltzer and Mr. Aalberts (chair).  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

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

We do not pay any compensation to our executive officers.  We pay a management (acquisition and advisory) fee of up to 0.25% of the amounts raised by us and Fund I through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2012, we paid our manager $268,000 for its management services, which represented approximately 12% of the revenues received by our manager and its affiliates in 2012.

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

Shown below is certain information as of March 28, 2013, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 6,340,859 shares of our common stock as of March 28, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Vestin Realty Mortgage II, Inc. 8880 West Sunset Road, Suite 200 Las Vegas, NV 89148	Sole voting and investment power of 538,178 shares	8.5%

Michael V. Shustek 8880 West Sunset Road, Suite 200 Las Vegas, NV 89148	Sole voting and investment power of 618,721 shares	9.8%

He Zhengxu 5220 Belsera Court Reno, NV 89519	Shared voting and investment power of 506,317 shares	8.0%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 28, 2013, by:

•	Each director;

•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 6,340,859 shares of our total outstanding common stock as of March 28, 2013.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	8880 W. Sunset Road, Suite 200, Las Vegas, NV 89148	618,721	9.8%
Robert J. Aalberts (2)	311 Vallarte Drive Henderson, NV 89014	440	**
Donovan Jacobs	1347 Tavern Rd. #18, PMB201 Alpine, CA 91901	--	--
Kenneth A Seltzer	17 Candlewyck Dr. Henderson, NV 89052	--	--
Daryl C. Idler, Jr.	110 West C St. Suite 1901 San Diego, CA 92101	--	--
All directors and executive officers as a group (5 persons)		619,161	9.8%

**  Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is the Chairman, Managing Member and Chief Executive Officer of Vestin Mortgage and indirectly owns a significant majority of the capital stock of our manager through Vestin Group.  Mr. Shustek is the beneficial owner of 618,721 shares of our common stock, representing approximately 9.8% of our outstanding common stock (based upon 6,340,859 shares of common stock outstanding at March 28, 2013).  Mr. Shustek directly owns 518,721 shares of our common stock (totaling 8.2%) and indirectly owns and has economic benefit of 100,000 shares of our common stock (totaling 1.6%) through his ownership of Vestin Mortgage.

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

Please refer to Note H – Related Party Transactions in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2012 and 2011, JLK Rosenberger, LLP (“JLK”) services to us as follows:

	December 31, 2012	December 31, 2011
Audit Fees	$125,000	$139,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

JLK did not perform any non-audit services for us in the years ended December 31, 2012 and 2011.

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

The following are filed as part of this Report:

(a) 1.  Financial Statements

The list of the financial statements contained herein are contained in Part II, Item 8 Consolidated Financial Statements on this Annual Report on Form 10-K, which is hereby incorporated by reference.

(a) 3.  Exhibits
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Norhtstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.4 (6)	Deed in Lieu Agreement
14 (3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101
The following material from the Company's annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2012 and 2011, (iv) Consolidated Statement of Equity for the years ended December 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51964)
(5)	Incorporated herein by reference to the Form 8-K/A filed on August 14, 2012 (File No. 000-51964)
(6)	Incorporated herein by reference to the Form 10-K filed on March 16, 2012 (File No. 000-51964)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 28, 2013
Michael V. Shustek	(Principal Executive Officer)

/s/ Tracee Gress	Chief Financial Officer	March 28, 2013
Tracee Gress	(Principal Financial and Accounting Officer)

/s/ Donovan J. Jacobs	Director	March 28, 2013
Donovan J. Jacobs

/s/ Kenneth A. Seltzer	Director	March 28, 2013
Kenneth A. Seltzer

/s/ Robert J. Aalberts	Director	March 28, 2013
Robert J. Aalberts

/s/ Daryl C. Idler, Jr.	Director	March 28, 2013
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

Date: March 28, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Exhibit 31.2

CERTIFICATIONS

I, Tracee Gress, certify that:

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

Date: March 28, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Vestin Realty Mortgage I, Inc.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Michael V. Shustek, as Chief Executive Officer of Vestin Realty Mortgage I, Inc. (the “Registrant”), and Tracee Gress, as Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Registrant’s Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 28, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: March 28, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Vestin Realty Mortgage I, Inc.