Form 10-Q
period 2013-03-31
Vestin Realty Mortgage I, Inc.
filed 2013-05-15
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
 (Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number: 702.227.0965

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No   []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [ X ]    No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  []    No   [X]

As of May 15, 2013, there were 6,340,859 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$2,191,000	$2,482,000
Investment in marketable securities - related party	650,000	784,000
Interest and other receivables, net of allowance of $0 at March 31, 2013 and December 31, 2012	16,000	16,000
Notes receivable, net of allowance of $1,931,000 at March 31, 2013 and $1,894,000 at December 31, 2012	--	--
Real estate held for sale	580,000	580,000
Investment in real estate loans, net of allowance for loan losses of $183,000 at March 31, 2013 and December 31, 2012	13,999,000	13,858,000
Asset held for sale	4,480,000	4,398,000
Other assets	50,000	76,000

Total assets	$21,966,000	$22,194,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$35,000	$97,000
Due to related parties	41,000	216,000
Notes payable	--	19,000
Liabilities related to asset held for sale	26,000	43,000
Deferred gain on sale of HFS	--	10,000

Total liabilities	102,000	385,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 0 shares at March 31, 2013 and December 31, 2012	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,340,859 shares issued and outstanding March 31, 2013 and December 31, 2012	1,000	1,000
Additional paid-in capital	61,217,000	61,217,000
Accumulated deficit	(40,538,000)	(40,702,000)
Accumulated other comprehensive income	21,000	156,000
Total stockholders’ equity before non-controlling interest – related party	20,701,000	20,672,000
Noncontrolling interest – related party	1,163,000	1,137,000
Total equity	21,864,000	21,809,000

Total liabilities and stockholders' equity	$21,966,000	$22,194,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

Revenues
Interest income from investment in real estate loans	$284,000	$142,000
Recovery of allowance for doubtful notes receivable	15,000	30,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	57,000
Total revenues	299,000	229,000

Operating expenses
Management fees - related party	69,000	69,000
Provision for loan loss	--	19,000
Professional fees	41,000	175,000
Insurance	56,000	56,000
Consulting	19,000	18,000
Other	28,000	54,000
Total operating expenses	213,000	391,000

Income (Loss) from operations	86,000	(162,000)

Non-operating loss
Settlement expense	--	(23,000)
Total other non-operating loss, net	--	(23,000)

Provision for income taxes	--	--

Income (loss) from continuing operations	86,000	(185,000)

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	26,000	2,000
Income from assets held for sale	99,000	--
Expenses related to real estate held for sale	(21,000)	(31,000)
Total income (loss) from discontinued operations	104,000	(29,000)

Net Income (Loss)	$190,000	$(214,000)

Allocation to non-controlling interest – related party	26,000	--
Net income (loss) attributable to common stockholders	164,000	(214,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	$0.01	$(0.03)
Discontinued operations	0.02	--
Total basic and diluted income (loss) per weighted average common shares	$0.03	$(0.03)

Dividends declared per common share	$--	$--

Weighted average common shares: basic and diluted	6,340,859	6,340,859

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended March 31,
	2013	2012

Net income (loss)	$190,000	$(214,000)

Unrealized holding gain (loss) on available-for-sale securities – related party	(135,000)	161,000

Comprehensive income (loss)	55,000	(53,000)
Net income attributable to noncontrolling interest	(26,000)	--

Comprehensive income (loss) attributable to Vestin Realty Mortgage I, Inc.	$29,000	$(53,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest – Related Party	Total
Stockholders' Equity at December 31, 2012	--	$--	6,340,859	$1,000	$61,217,000	$(40,702,000)	$156,000	$1,137,000	$21,809,000

Net Income						164,000		26,000	190,000

Unrealized Loss on Marketable Securities - Related Party							(135,000)		(135,000)

Comprehensive Income									55,000

Stockholders' Equity at March 31, 2013 (Unaudited)	--	$--	6,340,859	$1,000	$61,217,000	$(40,538,000)	$21,000	$1,163,000	$21,864,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$190,000	$(214,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Recovery of allowance for doubtful notes receivable	(15,000)	(1,000)
Provision for loan loss	--	19,000
Gain related to recovery of allowance for loan loss		(57,000)
Recognized gain on sale of HFS	(23,000)	--
Change in operating assets and liabilities:
Interest and other receivables	--	4,000
Due to/from related parties	(175,000)	(110,000)
Deferred gain on sale of HFS	(10,000)	(6,000)
Other assets	26,000	(50,000)
Asset held for sale, net of liabilities	(99,000)	--
Accounts payable and accrued liabilities	(40,000)	(96,000)
Net cash used in operating activities	(146,000)	(511,000)

Cash flows from investing activities:
Investments in real estate loans	(800,000)	(5,870,000)
Proceeds from loan payoffs	659,000	3,382,000
Proceeds from notes receivable	15,000	--
Sale of investments in real estate loans from third parties	--	148,000
Net cash used in investing activities	(126,000)	(2,340,000)

Cash flows from financing activities:
Principal payments on notes payable	(19,000)	(19,000)
Net cash used in financing activities	(19,000)	(19,000)

NET CHANGE IN CASH	(291,000)	(2,870,000)

Cash and cash equivalents, beginning of period	2,482,000	6,758,000

Cash and cash equivalents, end of period	$2,191,000	$3,888,000

Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$--	$229,000
Other real estate owned through deed in lieu, net of prior allowance	$--	$786,000
Adjustment to note receivable and related allowance	$--	$829,000
Unrealized gain (loss) on marketable securities - related party	$(135,000)	$161,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned from his position as Chief Financial Officer of VRM I and VRM II and the equivalent of Chief Financial Officer of Fund III (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities (or the equivalent thereof in the case of Fund III).  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2012 annual report filed on Form 10-K.

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

The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari-passu basis in certain real estate loans with us and/or VRM II (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of March 31, 2013 and December 31, 2012.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended March 31, 2013 and 2012.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of March 31, 2013, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of March 31, 2013, approximately 64% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Certain amounts in the March 31, 2012 financial statements have been reclassified to conform to the March 31, 2013 presentation. Income (loss) from real estate held for sale section on Statement of Operations now presented as Discontinued operations.  The reclassification had no impact on the Company’s financial condition, results of operations or cashflows.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM I, TRS I, our wholly owned subsidiary, and VREO XXV, LLC, in which we have a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable. The carrying values of these instruments approximate their fair values due to their short-term nature. Marketable securities – related party and investment in real estate loans are further described in Note I – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2013 we had approximately $1.9 million in funds in excess, and as of December 31, 2012, we had approximately $1.9 million in funds in excess of the federally-insured limits.

As of March 31, 2013, 84% and 12% of our loans were in Nevada and Michigan, respectively, compared to 79%, and 12% at December 31, 2012, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

As of March 31, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 48% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, two of which are secured by property located in Nevada, and one of which is secured by property located in Michigan.  All are first lien position with interest rates between 7.75% and 9.00%, and an aggregate outstanding balance of approximately $6.7 million.  As of March 31, 2013, all three of our largest loans were considered performing.

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

Common Guarantors

As of March 31, 2013 and December 31, 2012, three and four loans, respectively, totaling approximately $4.3 million and $5.0 million, respectively, representing approximately 30.5% and 35.5%, respectively, of our portfolio’s total value, had a common guarantor.  As of March 31, 2013, all of these loans are considered performing.

As of March 31, 2013 and December 31, 2012 six and five loans, respectively, totaling approximately $6.7 million and $5.9 million, respectively, representing approximately 47.2% and 42.0%, respectively, of our portfolio’s total value had a common guarantor.  As of March 31, 2013 all of these loans were considered performing.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2013 and December 31, 2012, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2013 and December 31, 2012, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of March 31, 2013, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 10% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2013, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	13	$14,088,000	8.15%	99.34%	62.27%
Land	1	94,000	6.00%	0.66%	53.81%
Total	14	$14,182,000	8.14%	100.00%	62.21%

Investments in real estate loans as of December 31, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	13	$13,947,000	8.23%	99.33%	64.21%
Land	1	94,000	6.00%	0.67%	53.81%
Total	14	$14,041,000	8.21%	100.00%	66.79%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans. The weighted average interest rate on performing loans only, as of March 31, 2013 and December 31, 2012, was 8.14% and 8.21%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2013 and December 31, 2012:

Loan Type	Number of Loans	March 31, 2013 Balance *	Portfolio Percentage	Number of Loans	December 31, 2012 Balance *	Portfolio Percentage

First deeds of trust	12	$13,199,000	93.07%	12	$13,058,000	93.00%
Second deeds of trust	2	983,000	6.93%	2	983,000	7.00%
Total	14	$14,182,000	100.00%	14	$14,041,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 13, 2013:

April 2013 – June 2013	$5,809,000
July 2013 – September 2013	5,585,000
October 2013 – December 2013	--
January 2014 – March 2014	800,000
April 2014 – June 2014	1,238,000
Thereafter	750,000

Total	$14,182,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013 Balance *	Portfolio Percentage	December 31, 2012 Balance *	Portfolio Percentage

Michigan	$1,741,000	12.28%	$1,741,000	12.40%
Nevada	11,957,000	84.31%	11,157,000	79.46%
Texas	484,000	3.41%	484,000	3.45%
Utah	--	--	659,000	4.69%
Total	$14,182,000	100.00%	$14,041,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2013	December 31, 2012
Balance per loan portfolio	$14,182,000	$14,041,000
Less:
Allowance for loan losses (a)	(183,000)	(183,000)
Balance per consolidated balance sheets	$13,999,000	$13,858,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2013, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of March 31, 2013, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 17%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	13,082,000	--	13,082,000
Performing loans – related allowance	1,100,000	(183,000)	917,000
Subtotal performing loans	14,182,000	(183,000)	13,999,000

Total	$14,182,000	$(183,000)	$13,999,000

	As of December 31, 2012
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	12,941,000	--	12,941,000
Performing loans – related allowance	1,100,000	(183,000)	917,000
Subtotal performing loans	14,041,000	(183,000)	13,858,000

Total	$14,041,000	$(183,000)	$13,858,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of March 31, 2013, we have provided a specific reserve allowance for two performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2013 and 2012 by loan type.

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs and Settlements	Write Off	Transfers to REO and Notes Receivable	Balance at 3/31/2013

Commercial	$183,000	$--	$--	$--	--	$183,000
Total	$183,000	$--	$--	$--	--	$183,000

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Sales	Loan Pay Downs and Settlements	Transfers to Notes Receivable	Balance at 3/31/2012

Commercial	$5,412,000	$19,000	$--	$(57,000)	$(892,000)	$4,482,000
Construction	73,000	--	--	(73,000)	--	--
Total	$5,485,000	$19,000	$--	$(130,000)	$(892,000)	$4,482,000

Troubled Debt Restructuring

As of March 31, 2013 and December 31, 2012 we had one loan totaling approximately $0.8 that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been no loans that became TDR loans.

The following is a breakdown of our TDR loans that were considered performing and non-performing as of March 31, 2013 and December 31, 2012:

	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	1	$750,000	1	$750,000	--	$--
Construction	--	--	--	--	--	--
Total	1	$750,000	1	$750,000	--	$--

Extensions

As of March 31, 2013, our manager had granted extensions on nine outstanding loans, totaling approximately $19.1 million, of which our portion was approximately $7.9 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2013 and December 31, 2012, we owned 537,078 shares of VRM II’s common stock, representing approximately 4.4% of the total outstanding shares.  The closing price of VRM II’s common stock on March 31, 2013, was $1.21 per share, resulting in an unrealized loss for the three months ended March 31, 2013.

During the three months ended March 31, 2013, the trading price for VRM II’s common stock ranged from $1.08 to $1.60 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2013 we held five properties with a total carrying value of approximately $0.6 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013
Real estate held for sale acquired through foreclosure	$580,000
Additional investment in REO	--
Proceeds on nonrefundable extension fee	--
Write down	--
Sale	--
Ending balance, March 31, 2013	$580,000

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

Effective January 1, 2009, we adopted FASB's accounting standard related to business combination which required the acquisition method of accounting to be used for all business combinations and for an acquirer to be identified for each business combination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard).

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2013.

The following is summary of net assets held for sale through March 31, 2013:

March 31, 2013
Assets:
Cash	$609,000
Current assets	15,000
Property and equipment	3,856,000
Total assets	$4,480,000

Liabilities:
Accounts payable and accrued liabilities	$26,000
Total liabilities	26,000

Net assets held for sale	$4,454,000

The following is a summary of the results of operations related to the assets held for sale for the three months ended March 31, 2013:

For The Three Months Ended March 31, 2013

Revenue	$168,000
Expenses	(69,000)

Net Income	$99,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2013 and 2012 was $69,000.

As of March 31, 2013 and December 31, 2012, our manager owned 100,000 of our common shares, representing approximately 1.6% of our total outstanding common stock.  For the three months ended March 31, 2013 and 2012, we declared $0 in dividends payable to our manager.

As of March 31, 2013 and December 31, 2012 we did not owe or have any receivables from our manager.

Transactions with Other Related Parties

As of March 31, 2013 and December 31, 2012, we owned 537,078 common shares of VRM II, representing approximately 4.4%, of their total outstanding common stock.  For the three months ended March 31, 2013 and 2012 we recognized $0 in dividend income from VRM II.

As of March 31, 2013 and December 31, 2012, VRM II owned 538,178 of our common shares, approximately 8.5%, of our total outstanding common stock.  For the three months ended March 31, 2013 and 2012 we declared $0 in dividends payable to VRM II.

As of March 31, 2013 and December 31, 2012, we owed VRM II approximately $36,000 and $0.2 million, respectively, primarily related to legal fees.

As of March 31, 2013 we owed Fund III approximately $5,000.  As of December 31, 2012 we had a receivable with Fund III of approximately $8,000.

NOTE I — FAIR VALUE

As of March 31, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of March 31, 2013, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 3/31/13	Carrying Value on Balance Sheet at 3/31/13
Assets
Investment in marketable securities - related party	$650,000	$--	$--	$650,000	$650,000
Investment in real estate loans	$--	$--	$14,034,000	$14,034,000	$13,999,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2012	Carrying Value on Balance Sheet at 12/31/2012
Assets
Investment in marketable securities - related party	$784,000	$--	$--	$784,000	$784,000
Investment in real estate loans	$--	$--	$13,870,000	$13,870,000	$13,858,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to March 31, 2013.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2012 to March 31, 2013.
Investment in real estate loans

Balance on January 1, 2013	$13,870,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	800,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(659,000)
Temporary change in estimated fair value based on future cash flows	23,000

Balance on March 31, 2013, net of temporary valuation adjustment	$14,034,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to March 31, 2012:

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

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE L — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinate secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $0.8 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property is operated as the Sheraton – Forth Worth, Texas.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court funded by us, VRM I and VF III, and gave 1701 Commerce until November 24, 2012, which has now been extended indefinitely to obtain confirmation of a reorganization plan.  1701 Commerce is working with potential buyers who have expressed interest in purchasing the hotel.

On January 2013, 1701 Commerce entered into an asset purchase agreement to sell its assets in consideration of $49 million. Pursuant to the agreements, a non-refundable earnest money deposit of $1,500,000 has been paid to the first lien holder by the buyer, which reduced the secured debt. The buyer has until June 3, 2013 to close the purchase of the hotel. Upon the satisfaction of all conditions included in the agreement, and subject to creditors of 1701 Commerce being paid and subject to court order, the balance of the purchase price will be paid in cash to 1701 Commerce. As of the date of this report, management estimates the net realizable value to approximate the net assets held for sale.

If the property is not sold by June 3, 2013, the senior lender is set to foreclose on June 4, 2013 and the Company will lose its interest in the property.  Due to the uncertainties and timing, our Manager believes the net proceeds from this investment has been fully depleted therefore a loss of approximately $0.9 million has been recognized which is included in write downs on real estate held for sale for the year ended December 31, 2012.

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

NOTE M — SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

During April 2013 we funded a new loan of $4.0 million which brought the Company below the 3% reserve requirement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and 2012.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2012.

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

Continued weakness in the commercial real estate markets and the weakness in lending may continue to have an adverse impact upon our markets.  This may result in further defaults on our loans, and we might be required to record additional reserves based on decreases in market values, or we may be required to restructure additional loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D –  Investments In Real Estate Loansof the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2013, we funded one loan totaling approximately $0.8 million.  During the three months ended March 31, 2012, we funded three loans totaling approximately $5.9 million.  As of March 31, 2013, our loan-to-value ratio was 62.21%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of March 31, 2013, we have provided a specific reserve allowance for two performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loansof the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of March 31, 2013, our loans were in the following states: Michigan, Nevada, and Texas.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended March 31, 2013 to the three months ended March 31, 2012

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$284,000	$142,000	$142,000	100%
Recovery of allowance for doubtful notes receivable	15,000	30,000	(15,000)	(50%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	57,000	(57,000)	(100%)
Total	$299,000	$229,000	$70,000	30%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Scheduled payments on fully reserved notes receivable and loans in 2012 resulted in a decrease in gain related to payoff of real estate loan and notes receivable.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$69,000	$69,000	$--	--
Provision for loan loss	--	19,000	(19,000)	(100%)
Professional fees	41,000	175,000	(134,000)	(77%)
Insurance	56,000	56,000	--	--
Consulting	19,000	18,000	1,000	6%
Other	28,000	54,000	(26,000)	(48%)
Total	$213,000	$391,000	$(178,000)	(46%)

Operating expenses were 46% lower during the three months ended March 31, 2013 than what occurred during the three months ended March 31, 2012.  This decrease is due to lower provision for loan losses and the decrease in professional fees due to a significant decrease in pending litigation.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note L – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2013	2012	$ Change	% Change
Settlement expense	--	(23,000)	(23,000)	(100%)
Total	$--	$(23,000)	$(23,000)	(100%)

During the three months ended March 31, 2012 we settled a lawsuit with an acquirer of property previously foreclosed upon and sold, which resulted in an expense of approximately $23,000, and did not have similar expense in 2013.

See Note L – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$26,000	$2,000	$24,000	1200%
Income from assets held for sale	99,000	--	99,000	100%
Expenses related to real estate held for sale	(21,000)	(31,000)	10,000	32%
Total	$104,000	$(29,000)	$133,000	459%

During the three months ended March 31, 2013 we recorded net gain of approximately $26,000 related to the sale of HFS in December 2011.  During 2012 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  We received income from assets held for sale during the three months ended March 31, 2013 and did not receive similar income during the same period in 2012.

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

During the three months ended March 31, 2013, net cash flows used in operating activities approximated $0.1 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $0.8 million.  In addition, cash flows related to investing activities consisted of cash provided by notes receivable payoffs of approximately $15,000 and cash provided by payoffs of  real estate loans of approximately $0.7 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $19,000 to finance our directors and officers insurance policy.

At March 31, 2013, we had approximately $2.2 million in cash, $0.7 million in marketable securities – related party and approximately $22.0 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  We are not obligated to purchase any additional shares.  As of March 31, 2013 and December 31, 2012, we have no treasury stock.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 15, 2013, we have not met our 3% reserve requirement due to the funding of a loan during April 2013 of $4.0 million.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential.  The effective interest rates on all product categories range from 6.0% to 10%. Revenue by product will fluctuate based upon relative balances during the period.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2013, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2013, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
AAllowance for loan losses assumption increased by 1.0% of loan portfolio	$142,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$709,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,418,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(142,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(709,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,418,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note J – Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

During first quarter we replaced a financial accounting position which we believe enhanced the company’s internal control over financial controls.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note K – Legal Matters Involving the Manager and Note L – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended March 31, 2013, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 –January 31, 2013	--	$--	--	$4,013,475
February 1, 2013 – February 28, 2013	--	--	--	4,013,475
March 1, 2013 – March 31, 2013	--	--	--	4,013,475

Total	--	$--	--	$4,013,475

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage I, Inc. for accounting services.
10.4 (6)	Died in Lieu
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics
101
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited) (iv) Consolidated Statement of Equity for the three months ended March 31, 2013 (unaudited) (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited)

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 15, 2013

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	May 15, 2013

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

Date: May 15, 2013

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

Date: May 15, 2013

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

(1)
The Registrant’s Report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 15, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: May 15, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Vestin Realty Mortgage I, Inc.