Form 10-Q
period 2013-08-13
Vestin Realty Mortgage I, Inc.
filed 2013-08-19
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-51964

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

As of August 14, 2013, there were 5,903,650 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS
	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$7,250,000	$2,482,000
Investment in marketable securities - related party	886,000	784,000
Interest and other receivables, net of allowance of $0 at June 30, 2013 and December 31, 2012	8,000	16,000
Notes receivable, net of allowance of $1,803,000 at June 30, 2013 and $1,894,000 at December 31, 2012	--	--
Real estate held for sale	580,000	580,000
Investment in real estate loans, net of allowance for loan losses of $162,000 at June 30, 2013 and $183,000 at December 31, 2012	8,555,000	13,858,000
Asset held for sale	3,961,000	4,398,000
Other assets	196,000	76,000

Total assets	$21,436,000	$22,194,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$14,000	$97,000
Due to related parties	33,000	216,000
Notes payable	123,000	19,000
Liabilities related to asset held for sale	38,000	43,000
Deferred gain on sale of HFS	--	10,000

Total liabilities	208,000	385,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 437,209 shares at June 30, 2013 and 0 shares at December 31, 2012	(785,000)	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 6,340,859 shares issued and 5,903,650 outstanding at June 30, 2013 and 6,340,859 shares issued and outstanding at December 31, 2012	1,000	1,000
Additional paid-in capital	61,217,000	61,217,000
Accumulated deficit	(40,487,000)	(40,702,000)
Accumulated other comprehensive income	258,000	156,000
Total stockholders’ equity before non-controlling interest – related party	20,204,000	20,672,000
Noncontrolling interest – related party	1,024,000	1,137,000
Total equity	21,228,000	21,809,000

Total liabilities and stockholders' equity	$21,436,000	$22,194,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Interest income from investment in real estate loans	$275,000	$210,000	$559,000	$352,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	33,000	29,000	48,000	59,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	21,000	132,000	21,000	188,000
Total revenues	329,000	371,000	628,000	599,000

Operating expenses
Management fees - related party	69,000	69,000	138,000	138,000
Provision for loan loss	--	--	--	19,000
Interest expense	1,000	1,000	1,000	1,000
Professional fees	164,000	213,000	205,000	388,000
Insurance	53,000	55,000	109,000	111,000
Consulting	31,000	20,000	50,000	38,000
Other	20,000	26,000	48,000	79,000
Total operating expenses	338,000	384,000	551,000	774,000

Income (loss) from operations	(9,000)	(13,000)	77,000	(175,000)

Non-operating income (loss)
Reversal of settlement reserve	16,000	--	16,000	--
Recovery from settlement with loan guarantor	--	711,000	--	711,000
Settlement expense	--	--	--	(23,000)
Total non-operating income	16,000	711,000	16,000	688,000
Provision for income taxes	--	--	--	--
Income from continuing operations	7,000	698,000	93,000	513,000
Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	--	2,000	26,000	4,000
Expenses related to real estate held for sale	(8,000)	(56,000)	(29,000)	(87,000)
Income from asset held for sale, net of income taxes	70,000	39,000	169,000	39,000
Write-downs on real estate held for sale	--	(316,000)	--	(316,000)
Total income (loss) from discontinued operations	62,000	(331,000)	166,000	(360,000)

Net income	69,000	367,000	259,000	153,000
Net income attributable to non-controlling interest – related party	(18,000)	(10,000)	(44,000)	(10,000)
Net income attributable to common stockholders	$51,000	$357,000	$215,000	$143,000

Basic and diluted income per weighted average common share
Continuing operations	$0.00	$0.11	$0.02	$0.08
Discontinued operations	0.01	(0.05)	0.02	(0.06)
Total basic and diluted income per weighted average common share	$0.01	$0.06	$0.04	$0.02
Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding	6,155,206	6,340,859	6,247,520	6,340,859

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$69,000	$367,000	$259,000	$153,000

Unrealized holding gain (loss) on available-for-sale securities – related party	237,000	(181,000)	102,000	(20,000)

Comprehensive income	306,000	186,000	361,000	133,000
Net income attributable to noncontrolling interest	18,000	10,000	44,000	10,000

Comprehensive income attributable to Vestin Realty Mortgage I, Inc.	$324,000	$166,000	$340,000	$143,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$259,000	$153,000
Adjustments to reconcile net income to net cash used in operating activities:
Write-downs on real estate held for sale	--	316,000
Recovery of allowance for doubtful notes receivable	(48,000)	(59,000)
Provision for loan loss	--	19,000
Gain related to recovery of allowance for loan loss	(21,000)	(188,000)
Gain on sale of real estate held for sale	--	(4,000)
Gain related to recovery from settlement with loan guarantor	--	(711,000)
Recognized gain on sale of HFS	(26,000)	--
Change in operating assets and liabilities:
Interest and other receivables	8,000	(5,000)
Due to/from related parties	(183,000)	(85,000)
Deferred gain on sale of HFS	(7,000)	(16,000)
Other assets	38,000	40,000
Asset held for sale, net of liabilities	(169,000)	(39,000)
Accounts payable and accrued liabilities	(59,000)	(86,000)
Net cash used in operating activities	(208,000)	(665,000)
Cash flows from investing activities:
Investments in real estate loans	(1,250,000)	(12,163,000)
Proceeds from loan payoffs	4,664,000	5,576,000
Proceeds from notes receivable	48,000	59,000
Sale of investments in real estate loans to:
VRM II	1,200,000	--
MVP REIT	500,000	--
Third parties	210,000	--
Proceeds from settlement with loan guarantor	--	711,000
Proceeds from sale of real estate held for sale	--	133,000
Proceeds related to nonrefundable extension fees on real estate held for sale	--	2,000
Sale of investments in real estate loans from third parties	--	1,938,000
Net cash provided by (used in) investing activities	5,372,000	(3,744,000)
Cash flows from financing activities:
Principal payments on notes payable	(54,000)	(55,000)
Purchase of treasury stock, at cost	(785,000)	--
Proceeds from distribution from assets held for sale	443,000	--
Net cash used in financing activities	(396,000)	(55,000)
NET CHANGE IN CASH	4,768,000	(4,464,000)
Cash and cash equivalents, beginning of period	2,482,000	6,758,000
Cash and cash equivalents, end of period	$7,250,000	$2,294,000
Supplemental disclosures of cash flows information:
Interest expense	$1,000	$1,000
Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$--	$229,000
Other real estate owned through deed in lieu, net of prior allowance	$--	$786,000
Note payable relating to prepaid D&O insurance	$158,000	$166,000
Adjustment to note receivable and related allowance	$43,000	$1,057,000
Asset held for sale acquired through foreclosure, net of prior allowance	$--	$(3,059,000)
Unrealized gain (loss) on marketable securities - related party	$102,000	$(20,000)

  The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage I, Inc. (“VRM I”) formerly Vestin Fund I, LLC (“Fund I”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as (“Mortgage Assets”).  In addition we may invest in, acquire, manage or sell real property or acquire entities involved in the ownership or management of real property.  We commenced operations in December 1999.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to April 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.

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

Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  The business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), a licensed Nevada mortgage broker, which is indirectly wholly owned by Mr. Shustek.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of June 30, 2013 and December 31, 2012.  All securities are classified as available-for-sale.

We are required to evaluate our available-for-sale investment for other-than-temporary impairment charges.  We will determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other-than-temporary (i.e., investment value will not be recovered over its remaining life).  If the impairment is considered other-than-temporary, we will recognize an impairment loss equal to the difference between the investment’s basis and its fair value.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the six months ended June 30, 2013 and 2012.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.

Treasury Stock

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The repurchases will be funded from our available cash.  During the six months ended June 2013 we purchased 437,209 shares of treasury stock for approximately $0.8 million.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2013, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of June 30, 2013, approximately 40% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

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

Non-controlling Interests

The FASB issued authoritative guidance for non-controlling interests in December 2007, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2013 we had approximately $6.9 million in funds in excess, and as of December 31, 2012, we had approximately $1.9 million in funds in excess of the federally-insured limits.

As of June 30, 2013, 74% and 20% of our loans were in Nevada and Michigan, respectively, compared to 79%, and 12% at December 31, 2012, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

As of June 30, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 62% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, two of which are secured by property located in Nevada, and one of which is secured by property located in Michigan.  All are first lien position with interest rates between 7.75% and 9.00%, and an aggregate outstanding balance of approximately $5.4 million.  As of June 30, 2013, all three of our largest loans were considered performing.

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

Common Guarantors

As of June 30, 2013 and December 31, 2012, three and four loans, respectively, totaling approximately $3.0 million and $5.0 million, respectively, representing approximately 35.0% and 35.5%, respectively, of our portfolio’s total value, had a common guarantor.  As of June 30, 2013, all of these loans are considered performing.

Additionally, As of June 30, 2013 and December 31, 2012 two and five loans, respectively, totaling approximately $2.6 million and $5.9 million, respectively, representing approximately 30.2% and 42.0%, respectively, of our portfolio’s total value had a common guarantor.  As of June 30, 2013 both of these loans were considered performing.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2013 and December 31, 2012, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2013 and December 31, 2012, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of June 30, 2013, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 10% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2013, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	8	$8,623,000	8.37%	98.92%	64.20%
Land	1	94,000	6.00%	1.08%	53.81%
Total	9	$8,717,000	8.35%	100.00%	64.09%

Investments in real estate loans as of December 31, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	13	$13,947,000	8.23%	99.33%	64.21%
Land	1	94,000	6.00%	0.67%	53.81%
Total	14	$14,041,000	8.21%	100.00%	66.79%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans. The weighted average interest rate on performing loans only, as of June 30, 2013 and December 31, 2012, was 8.35% and 8.21%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2013 and December 31, 2012:

Loan Type	Number of Loans	June 30, 2013 Balance *	Portfolio Percentage	Number of Loans	December 31, 2012 Balance *	Portfolio Percentage

First deeds of trust	8	$7,967,000	91.40%	12	$13,058,000	93.00%
Second deeds of trust	1	750,000	8.60%	2	983,000	7.00%
Total	9	$8,717,000	100.00%	14	$14,041,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2013:

July 2013 – September 2013	$3,068,000
October 2013 – December 2013	2,911,000
January 2014 – March 2014	300,000
April 2014 – June 2014	1,238,000
July 2014 – September 2014	--
Thereafter	1,200,000

Total	$8,717,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013 Balance *	Portfolio Percentage	December 31, 2012 Balance *	Portfolio Percentage

Michigan	$1,741,000	19.97%	$1,741,000	12.40%
Nevada	6,492,000	74.48%	11,157,000	79.46%
Texas	484,000	5.55%	484,000	3.45%
Utah	--	--	659,000	4.69%
Total	$8,717,000	100.00%	$14,041,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2013	December 31, 2012
Balance per loan portfolio	$8,717,000	$14,041,000
Less:
Allowance for loan losses (a)	(162,000)	(183,000)
Balance per consolidated balance sheets	$8,555,000	$13,858,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2013, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

As of June 30, 2013, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 22%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	7,967,000	--	7,967,000
Performing loans – related allowance	750,000	(162,000)	588,000
Subtotal performing loans	8,717,000	(162,000)	8,555,000

Total	$8,717,000	$(162,000)	$8,555,000

	As of December 31, 2012
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	12,941,000	--	12,941,000
Performing loans – related allowance	1,100,000	(183,000)	917,000
Subtotal performing loans	14,041,000	(183,000)	13,858,000

Total	$14,041,000	$(183,000)	$13,858,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of June 30, 2013, we have provided a specific reserve allowance for one performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2013 and 2012 by loan type.

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs and Settlements	Write Off	Transfers to REO and Notes Receivable	Balance at 6/30/2013

Commercial	$183,000	$--	$(21,000)	$--	--	$162,000
Total	$183,000	$--	$(21,000)	$--	--	$162,000

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Sales	Loan Pay Downs and Settlements	Transfers to REO and Notes Receivable	Balance at 6/30/2012

Commercial	$5,412,000	$19,000	$--	$(1,535,000)	$(2,267,000)	$1,629,000
Construction	73,000	--	--	(73,000)	--	--
Total	$5,485,000	$19,000	$--	$(1,608,000)	$(2,267,000)	$1,629,000

Troubled Debt Restructuring

As of June 30, 2013 and December 31, 2012 we had one loan totaling approximately $0.8 that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been no loans that became TDR loans.

The following is a breakdown of our TDR loans that were considered performing and non-performing as of June 30, 2013 and December 31, 2012:

	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	1	$750,000	1	$750,000	--	$--
Construction	--	--	--	--	--	--
Total	1	$750,000	1	$750,000	--	$--

Extensions

As of June 30, 2013, our manager had granted extensions on seven outstanding loans, totaling approximately $24.9 million, of which our portion was approximately $8.0 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2013 and December 31, 2012, we owned 537,078 shares of VRM II’s common stock, representing approximately 4.7% of the total outstanding shares.  The closing price of VRM II’s common stock on June 30, 2013, was $1.65 per share, resulting in an unrealized gain for the six months ended June 30, 2013.

During the three months ended June 30, 2013, the trading price for VRM II’s common stock ranged from $1.08 to $2.65 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2013 we held five properties with a total carrying value of approximately $0.6 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013	$580,000
Real estate held for sale acquired through foreclosure	--
Additional investment in REO	--
Proceeds on nonrefundable extension fee	--
Write down	--
Sale	--
Ending balance, June 30, 2013	$580,000

NOTE G — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During May 2012, we, VRM II and Fund III foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $4.4 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which will be reported as an asset held for sale from the date of this foreclosure. During May 2013 we, VRM II and VF III received a distribution in the amount of $600,000 of which our portion was $443,000.

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

Our acquisition of VREO XXV was accounted for in accordance with this standard and the Company has allocated the purchase price of VREO XXV based upon the estimated fair value of the net assets acquired and liabilities assumed and the fair value of the non-controlling interest measured at the acquisition date. The estimated fair value of VREO XXV at the time of the acquisition totaled $4.1 million.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the six months ended June 30, 2013.

The following is summary of net assets held for sale through June 30, 2013:

June 30, 2013
Assets:
Cash	$99,000
Current assets	6,000
Property and equipment	3,856,000
Total assets	$3,961,000

Liabilities:
Accounts payable and accrued liabilities	$38,000
Total liabilities	38,000

Net assets held for sale	$3,923,000

The following is a summary of the results of operations related to the assets held for sale for the three and six months ended June 30, 2013:
	For The Three Months Ended June 30, 2013	For The Six Months Ended June 30, 2013

Revenue	$172,000	$340,000
Expenses	(102,000)	(171,000)

Net Income	$70,000	$169,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months and six months ended June 30, 2013 and 2012 was $69,000 and $138,000, respectively, for each period.

As of June 30, 2013 and December 31, 2012, our manager owned 100,000 of our common shares, representing approximately 1.7% and 1.6%, respectively, of our total outstanding common stock.  For the three and six months ended June 30, 2013 and 2012, we declared $0 in dividends payable to our manager.

As of June 30, 2013 and December 31, 2012 we did not owe or have any receivables from our manager.

Transactions with Other Related Parties

As of June 30, 2013 and December 31, 2012, we owned 537,078 common shares of VRM II, representing approximately 4.7% and 4.4%, respectively, of their total outstanding common stock.  For the three and six months ended June 30, 2013 and 2012 we recognized $0 in dividend income from VRM II.

As of June 30, 2013 and December 31, 2012, VRM II owned 538,178 of our common shares, approximately 9.1% and 8.5%, respectively, of our total outstanding common stock.  For the six months ended June 30, 2013 and 2012 we declared $0 in dividends payable to VRM II.

As of June 30, 2013 and December 31, 2012 we owed VRM II approximately $33,000 and $0.2 million, respectively, primarily related to legal fees.

As of June 30, 2013 we had a receivable from Fund III of approximately $50.  As of December 31, 2012 we had a receivable with Fund III of approximately $8,000.

During April 2013 we sold $0.5 million in investments in real estate loans to MVP REIT, Inc., an entity managed by a company majority owned by Mr. Shustek.

NOTE I— NOTES RECEIVABLE

As of November 30, 2010, we had five loans totaling approximately $19.0 million, of which our portion is approximately $0.5 million, before allowances totaling approximately $7.3 million, of which our portion was approximately $0.2 million, and were guaranteed by common guarantors. Pursuant to agreements entered into on March 16, 2009 and July 2, 2009, which modified these loans, three of these loans continued to be secured by real property and two became unsecured due to the permanent financing being obtained for less than the outstanding balance on the loans. On November 30, 2010, we entered into additional agreements to modify the terms related to these five loans in order to further enhance our investment. Pursuant to these additional agreements, we obtained an additional guarantor, interest in operating profits and any aggregate sales proceeds of approximately $534,000 less operating profits previously received related to these properties. The new guarantor is the managing member of the borrowing entities who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.  As a result of releasing our deeds of trust we classified these loans as unsecured notes receivable for the same amount and recognized a full allowance on this balance.

During June 2013, we terminated the unsecured note receivable on one of the properties, 8960 Sunset Road, with a balance of $1.5 million, of which our portion was approximately $43,000.  We also in connection with the termination released the guarantor who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005 and forfeited our rights to participate in the operating profits and any aggregate sales proceeds of approximately $43,000 less operating profits previously received related to the property located at 8960 Sunset Road.  We terminated this agreement in relation to MVP REIT an entity managed by a company majority owned by Mr. Shustek, acquiring this property.  During August 2013 4,849 shares of common stock of MVP REIT, Inc. (“MVP REIT”) were assigned by SERE, LLC the seller of the property and loan guarantor, whose managing member is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005. The 4,849 shares have an equivalent value of approximately $43,000 pursuant to MVP REIT’s current offering. We will recognize the receipt of these shares as Investment in MVP REIT on our balance sheet and as a gain related to recovery of notes receivable previously written off on the consolidated statements of operations during the quarter ending September 30, 2013.

On July 26, 2013, as part of the 8930 Sunset Road property acquisition, MVP REIT has agreed to acquire four additional buildings, for a total of five buildings related to this transaction, located in the same office park. These properties are related to approximately $491,000 in unsecured notes receivable held by the Company.  The buildings are located at 8880 West Sunset Road, Las Vegas, Nevada (the “8880 Sunset Property”) which houses the corporate headquarters of the MVP REIT, 8905 West Post Road, Las Vegas, Nevada (the “8905 Post Property”), 8945 West Post Road, Las Vegas, Nevada (the “8945 Post Property”), 8925 West Post Road, Las Vegas, Nevada (the “8925 Post Property”) and 8930 Sunset Road, Las Vegas, Nevada (the “8930 Sunset Property”). The purchase price for (i) the 8880 Sunset Property is $15.0 million less debt assumed in the approximate amount of $10.2 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $196,000, (ii) the 8905 Property is $6.0 million less debt assumed in the approximate amount of $3.5 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $35,000, (iii) the 8945 Property is $6.2 million less debt assumed in the approximate amount of $3.2 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $30,000, (iv) the 8925 Property is $6.4 million less debt assumed in the approximate amount of $4.0 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $34,000,  and (v) the 8930 Property is $15.0 million less debt assumed in the approximate amount of $10.8 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $196,000.  The purchase for the five buildings will be paid for with a combination of MVP REIT’s common stock and the assumption of debt.  The purchase of the buildings are subject to MVP REIT’s completion of due diligence and the closing of one building is not dependent upon the closing of any other building. In order to facilitate the sale of these properties we anticipate terminating our interest in these notes receivable. To compensate the Company for the termination of our interest we expect to receive an assignment of additional shares of MVP REIT's common stock from SERE, LLC upon the closing of each building by MVP REIT.
NOTE J — FAIR VALUE

As of June 30, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following tables present the valuation of our financial assets as of June 30, 2013 and December 31, 2012, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 6/30/13	Carrying Value on Balance Sheet at 6/30/13
Assets
Investment in marketable securities - related party	$886,000	$--	$--	$886,000	$886,000
Investment in real estate loans	$--	$--	$8,520,000	$8,520,000	$8,555,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2012	Carrying Value on Balance Sheet at 12/31/2012
Assets
Investment in marketable securities - related party	$784,000	$--	$--	$784,000	$784,000
Investment in real estate loans	$--	$--	$13,870,000	$13,870,000	$13,858,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to June 30, 2013.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2012 to June 30, 2013.
Investment in real estate loans

Balance on January 1, 2013	$13,870,000
Change in temporary valuation adjustment included in net income
Net decrease in allowance for loan losses	21,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	1,250,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(4,664,000)
Sale of assets to related parties	(500,000)
Sale of assets to third parties	(1,410,000)
Temporary change in estimated fair value based on future cash flows	(47,000)

Balance on June 30, 2013, net of temporary valuation adjustment	$8,520,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to June 30, 2012:

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

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

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

In addition to the matters described above, our manager is involved in a number of other legal proceedings concerning matters arising in connection with the conduct of its business activities.  Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously.  Other than the matters described in Note L – Legal Matters Involving The Company below, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the manager’s net income in any particular period.

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $0.8 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property.  The property is operated as the Sheraton Hotel and Spa– Fort Worth, Texas.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the Hotel.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court to be funded by us, VRM II and VF III.  The sum of $0.2 million was expended from this account leaving the sum of $0.8 million. Within the next 45 days 1701 Commerce will seek the return of these funds as well as an additional $0.2 million which was deposited into a Texas State court account.

The Hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale are to be held in a debtor in possession account subject to the Hotel’s operating accounts payable and the balance subject to claims made through the bankruptcy court.

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

During August 2013 4,849 shares of common stock of MVP REIT, Inc. (“MVP REIT”) were assigned by SERE, LLC the seller of the property and loan guarantor, whose managing member is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005. The 4,849 shares have an equivalent value of approximately $43,000 pursuant to MVP REIT’s current offering. We will recognize the receipt of these shares as Investment in MVP REIT on our balance sheet and as a gain related to recovery of notes receivable previously written off on the consolidated statements of operations during the quarter ending September 30, 2013.

On July 26, 2013, as part of the 8930 Sunset Road property acquisition, MVP REIT has agreed to acquire four additional buildings, for a total of five buildings related to this transaction, located in the same office park. These properties are related to approximately $491,000 in unsecured notes receivable held by the Company.  The buildings are located at 8880 West Sunset Road, Las Vegas, Nevada (the “8880 Sunset Property”) which houses the corporate headquarters of the MVP REIT, 8905 West Post Road, Las Vegas, Nevada (the “8905 Post Property”), 8945 West Post Road, Las Vegas, Nevada (the “8945 Post Property”), 8925 West Post Road, Las Vegas, Nevada (the “8925 Post Property”) and 8930 Sunset Road, Las Vegas, Nevada (the “8930 Sunset Property”). The purchase price for (i) the 8880 Sunset Property is $15.0 million less debt assumed in the approximate amount of $10.2 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $196,000, (ii) the 8905 Property is $6.0 million less debt assumed in the approximate amount of $3.5 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $35,000, (iii) the 8945 Property is $6.2 million less debt assumed in the approximate amount of $3.2 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $30,000, (iv) the 8925 Property is $6.4 million less debt assumed in the approximate amount of $4.0 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $34,000,  and (v) the 8930 Property is $15.0 million less debt assumed in the approximate amount of $10.8 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $196,000.  The purchase for the five buildings will be paid for with a combination of MVP REIT’s common stock and the assumption of debt.  The purchase of the buildings are subject to MVP REIT’s completion of due diligence and the closing of one building is not dependent upon the closing of any other building. In order to facilitate the sale of these properties we anticipate terminating our interest in these notes receivable. To compensate the Company for the termination of our interest we expect to receive an assignment of additional shares of MVP REIT's common stock from SERE, LLC upon the closing of each building by MVP REIT.

For additional information see Note I – Notes Receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2012.

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

Our operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  See Note F – Real Estate Held for Sale, Note G – Assets Held for Sale and “Non-performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the current level of our non-performing assets is a direct result of the deterioration of the economy and credit markets several years ago.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy has improved, the commercial real estate markets in many of the areas where we make loans have not recovered from the downturn.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

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

During the six months ended June 30, 2013, we funded two loans totaling approximately $1.3 million.  During the six months ended June 30, 2012, we funded nine loans totaling approximately $12.2 million.  As of June 30, 2013, our loan-to-value ratio was 64.09%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of June 30, 2013, we have provided a specific reserve allowance for one performing loan based on updated appraisals of the underlying collateral and our evaluation of the borrower for this loan, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of June 30, 2013, our loans were in the following states: Michigan, Nevada, and Texas.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended June 30, 2013 to the three months ended
June 30, 2012

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$275,000	$210,000	$65,000	31%
Recovery of allowance for doubtful notes receivable	33,000	29,000	4,000	14%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	21,000	132,000	(111,000)	(84%)
Total	$329,000	$371,000	$(42,000)	(2%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  The loan portfolio balance for majority of second quarter 2013 was significantly higher than 2012, and all loans were performing.  This resulted in an increase in interest income for 2013 compared to 2012.  Scheduled payments on fully reserved notes receivable and loans in 2012 resulted in a decrease in gain related to payoff of real estate loan and notes receivable.  During May 2012, we, VRM II and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $1.2 million to a third party.  We received a payment of approximately $0.1 million which was recorded as a gain.  There was no comparable transaction in the second quarter of 2013.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$69,000	$69,000	$--	--
Interest expense	1,000	1,000	--	--
Professional fees	164,000	213,000	(49,000)	(23%)
Insurance	53,000	55,000	(2,000)	(4%)
Consulting	31,000	20,000	11,000	55%
Other	20,000	26,000	(6,000)	(23%)
Total	$338,000	$384,000	$(46,000)	(12%)

Operating expenses were 12% lower during the three months ended June 30, 2013 than during the three months ended June 30, 2012.  This decrease is due to the decrease in professional fees resulting from a decrease in audit fees and a significant decrease in pending litigation and merger activity.

For additional information see Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2013	2012	$ Change	% Change
Reversal of settlement reserve	16,000	--	16,000	100%
Recovery from settlement with loan guarantor	--	711,000	(711,000)	(100%)
Total	$16,000	$711,000	$(695,000)	(98%)

During September 2010, we established reserves related to our Nevada Lawsuit settlement.  As of June 30, 2013 management determined that the remaining reserves of $16,000 are no longer necessary and have recognized this amount as a reversal of settlement reserve.  During January 2011, we, VRM II and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $0.7 million during April 2012.  No such activity occurred in 2013.

For additional information see Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$--	$2,000	$(2,000)	(100%)
Income from assets held for sale	70,000	39,000	31,000	80%
Write downs on real estate held for sale	--	(316,000)	316,000	100%
Expenses related to real estate held for sale	(8,000)	(56,000)	48,000	86%
Total	$62,000	$(331,000)	$393,000	119%

During the three months ended June 30, 2012, we recorded net gains on sale of real estate held for sale for a property sold during the quarter.  We received income from assets held for sale during the three months ended June 30, 2013 and 2012.  The income recorded in the three months ended June 30, 2013 was for a full quarter, as opposed to two months in 2012.  The decrease in write-downs on real estate held for sale is mainly due to the acceptance of a purchase contract during 2012 on one property, along with the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.

For additional information see Note F — Real Estate Held For Sale and Note G – Assets Held for Sale and Discontinued Operations of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Annual Report on Form 10-Q.

Comparison of Operating Results for the six months ended June 30, 2013 to the six months ended
June 30, 2012

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$559,000	$352,000	$207,000	59%
Recovery of allowance for doubtful notes receivable	48,000	59,000	(11,000)	(19%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	21,000	188,000	(167,000)	(89%)
Total	$628,000	$599,000	$29,000	5%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  The loan portfolio balance for majority of the six months ended June 30, 2013 was significantly higher than 2012, and all loans were performing.  This resulted in an increase in interest income for 2013 compared to 2012.  Scheduled payments on fully reserved notes receivable and loans in 2012 resulted in a decrease in gain related to payoff of real estate loan and notes receivable.  During May 2012, we, VRM II and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $1.2 million to a third party.  We received a payment of approximately $0.1 million which was recorded as a gain.  There was no comparable transaction in the six months ended June 30, 2013.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$138,000	$138,000	$--	--
Interest expense	1,000	1,000	--	--
Provision for loan losses	--	19,000	(19,000)	(100%)
Professional fees	205,000	388,000	(183,000)	(48%)
Insurance	109,000	111,000	(2,000)	(2%)
Consulting	50,000	38,000	12,000	32%
Other	48,000	79,000	(31,000)	(40%)
Total	$551,000	$774,000	$(223,000)	(29%)

Operating expenses were 29% lower during the six months ended June 30, 2013 than during the six months ended June 30, 2012.  This decrease is due to lower provision for loan losses and the decrease in professional fees resulting from a decrease in audit fees and a significant decrease in pending litigation and merger activity.

For additional information see “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note L – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2013	2012	$ Change	% Change
Reversal of settlement reserve	16,000	--	16,000	100%
Settlement expense	--	(23,000)	23,000	100%
Recovery from settlement with loan guarantor	--	711,000	(711,000)	(100%)
Total	$16,000	$688,000	$(672,000)	(98%)

During September 2010, we established reserves related to our Nevada Lawsuit settlement.  As of June 30, 2013 management determined that the remaining reserves of $16,000 are no longer necessary and have recognized this amount as a reversal of settlement reserve.  During the three months ended March 31, 2012 we settled a lawsuit with an acquirer of property previously foreclosed upon and sold, which resulted in an expense of approximately $23,000, and did not have similar expense in 2013.  During January 2011, we, VRM II and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $0.7 million during April 2012.  No such activity occurred in 2013.

For additional information see Note M – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$26,000	$4,000	$22,000	550%
Income from assets held for sale	169,000	39,000	130,000	334%
Write downs on real estate held for sale	--	(316,000)	316,000	100%
Expenses related to real estate held for sale	(29,000)	(87,000)	58,000	67%
Total	$166,000	$(360,000)	$526,000	146%

During the six months ended June 30, 2013 we recorded net gain of approximately $26,000 related to the sale of HFS in December 2011.  During 2012 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  We received income from assets held for sale during the six months ended June 30, 2013 and 2012.  The income recorded in the six months ended June 30, 2013 was for a full six months, as opposed to two months in 2012.  The decrease in write-downs on real estate held for sale is mainly due to the acceptance of a purchase contract during 2012 on one property, along with the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.

For additional information see Note F — Real Estate Held For Sale and Note G – Assets Held for Sale and Discontinued Operations of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Annual Report on Form 10-Q.

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

During the six months ended June 30, 2013, net cash flows used in operating activities approximated $0.2 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $1.3 million.  In addition, cash flows related to investing activities consisted of cash provided by notes receivable payoffs of approximately $48,000, cash provided by payoffs of real estate loans of approximately $4.7 million and cash provided by sale of investments in real estate loans to MVP REIT and third parties of approximately $1.9 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $54,000 to finance our directors and officers’ insurance policy and purchase of treasury stock for approximately $0.8 million.  Cash flows provided by investing activities totaled approximately $0.4 million and were from a distribution from our assets held for sale.

At June 30, 2013, we had approximately $7.3 million in cash, $0.9 million in marketable securities – related party and approximately $21.4 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  These shares were retired in 2012.  During the three months ended June 30, 2013 we used approximately $785,000 to acquire 437,209 shares of our common stock.  As of December 31, 2012, we had no treasury stock.  We are not obligated to purchase any additional shares.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of August 14, 2013, we met our 3% reserve.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2013, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$136,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$680,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,361,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(136,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(680,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,361,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2013, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$87,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$436,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$872,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(87,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(436,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(872,000)

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended June 30, 2013, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 –April 30, 2013	--	$--	--	$4,013,475
May 1, 2013 – May 31, 2013	437,209	1.80	437,209	3,228,475
June 1, 2013 – June 30, 2013	--	--	--	3,228,475

Total	437,209	$1.80	437,209	$3,228,475

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage I, Inc. for accounting services.
10.4 (6)	Died in Lieu
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics
101
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (unaudited) (iv) Consolidated Statement of Equity for the six months ended June 30, 2013 (unaudited) (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited)

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 14, 2013

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	August 14, 2013

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

Date: August 14, 2013

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

Date: August 14, 2013

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

(1)
The Registrant’s Report on Form 10-Q for the six months ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 14, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: August 14, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Vestin Realty Mortgage I, Inc.