Form 10-Q/A
period 2013-08-13
Vestin Realty Mortgage I, Inc.
filed 2013-08-19
CIK 1328300

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Vestin Realty Mortgage II, Inc., for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2)(ii) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included in the Form 10-Q.

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