Form 10-Q
period 2013-09-30
Vestin Realty Mortgage I, Inc.
filed 2013-11-14
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, there were 5,781,935 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS
	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$3,962,000	$2,482,000
Investment in marketable securities - related party	929,000	784,000
Investment in marketable securities	1,239,000	--
Investment in MVP REIT	470,000	--
Investment in equity method investee	3,082,000	--
Investment in equity method investee held for sale	1,367,000	--
Interest and other receivables, net of allowance of $0 at September 30, 2013 and December 31, 2012	7,000	16,000
Notes receivable, net of allowance of $1,355,000 at September 30, 2013 and $1,894,000 at December 31, 2012	--	--
Real estate held for sale	568,000	580,000
Investment in real estate loans, net of allowance for loan losses of $750,000 at September 30, 2013 and $183,000 at December 31, 2012	5,463,000	13,858,000
Assets held for sale	4,042,000	4,398,000
Other assets	138,000	76,000

Total assets	$21,267,000	$22,194,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities	$14,000	$97,000
Due to related parties	5,000	216,000
Notes payable	71,000	19,000
Liabilities related to asset held for sale	39,000	43,000
Deferred gain on sale of HFS	--	10,000

Total liabilities	129,000	385,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, no shares at September 30, 2013 and December 31, 2012	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 5,781,935 issued and outstanding at September 30, 2013 and 6,340,859 shares issued and outstanding at December 31, 2012	1,000	1,000
Additional paid-in capital	60,296,000	61,217,000
Accumulated deficit	(40,551,000)	(40,702,000)
Accumulated other comprehensive income	347,000	156,000
Total stockholders’ equity before non-controlling interest – related party	20,093,000	20,672,000
Noncontrolling interest – related party	1,045,000	1,137,000
Total equity	21,138,000	21,809,000

Total liabilities and stockholders' equity	$21,267,000	$22,194,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Interest income from investment in real estate loans	$173,000	$291,000	$732,000	$643,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	491,000	30,000	539,000	89,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	22,000	21,000	210,000
Total revenues	664,000	343,000	1,292,000	942,000
Operating expenses
Management fees - related party	69,000	61,000	207,000	199,000
Provision for loan loss	588,000	21,000	588,000	40,000
Acquisition expense	7,000	--	7,000	--
Interest expense	2,000	2,000	3,000	3,000
Professional fees	94,000	135,000	299,000	523,000
Insurance	53,000	55,000	162,000	166,000
Consulting	19,000	20,000	69,000	58,000
Other	15,000	41,000	63,000	121,000
Total operating expenses	847,000	335,000	1,398,000	1,110,000
Income (loss) from operations	(183,000)	8,000	(106,000)	(168,000)
Non-operating income (loss)
Gain on sale of marketable securities	79,000	3,000	79,000	3,000
Dividend income	3,000	--	3,000	--
Reversal of settlement reserve	--	--	16,000	--
Recovery from settlement with loan guarantor	--	267,000	--	978,000
Loss from investment in equity method investee	(25,000)	--	(25,000)	--
Settlement income	--	55,000	--	55,000
Settlement expense	--	--	--	(23,000)
Total non-operating income	57,000	325,000	73,000	1,013,000
Provision for income taxes	--	--	--	--
Income from continuing operations	(126,000)	333,000	(33,000)	845,000
Discontinued operations, net of income taxes
Net gain (loss) on sale of real estate held for sale	(1,000)	--	25,000	4,000
Recovery from 1701 Commerce	19,000	--	19,000	--
Loss from investment in equity method investee	(9,000)	--	(9,000)	--
Expenses related to real estate held for sale	(4,000)	(29,000)	(33,000)	(116,000)
Income from asset held for sale, net of income taxes	79,000	79,000	248,000	118,000
Write-downs on real estate held for sale	--	--	--	(316,000)
Total income (loss) from discontinued operations	84,000	50,000	250,000	(310,000)
Income (loss) before provision for income taxes	(42,000)	383,000	217,000	535,000

Net income	(42,000)	383,000	217,000	535,000
Net income attributable to non-controlling interest – related parties	21,000	21,000	65,000	31,000
Net income (loss) attributable to common stockholders	$(63,000)	$362,000	$152,000	$504,000

Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.02)	0.05	(0.01)	0.14
Discontinued operations	0.01	0.01	0.03	(0.05)
Total basic and diluted income (loss) per weighted average common share	$(0.01)	$0.06	$0.02	$0.09
Dividends declared per common share	--	--	--	--
Weighted average common shares outstanding	5,874,818	6,340,859	6,121,921	6,340,859

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$(42,000)	$383,000	$217,000	$535,000

Unrealized holding gain on available-for-sale securities	46,000	--	46,000	--
Unrealized holding gain on available-for-sale securities – related party	43,000	219,000	145,000	199,000

Comprehensive income	47,000	602,000	408,000	734,000
Net income attributable to noncontrolling interest	21,000	21,000	65,000	31,000

Comprehensive income attributable to Vestin Realty Mortgage I, Inc.	$26,000	$581,000	$343,000	$703,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$217,000	$535,000
Adjustments to reconcile net income to net cash used in operating activities:
Write-downs on real estate held for sale	--	316,000
Recovery of allowance for doubtful notes receivable	(539,000)	(89,000)
Provision for loan loss	588,000	40,000
Gain related to recovery of allowance for loan loss	(21,000)	(210,000)
Gain on sale of real estate held for sale	(25,000)	(4,000)
Gain on sale of marketable securities	(79,000)	--
Gain on sale of marketable securities- related party	--	(3,000)
Loss from equity method investee	25,000	--
Loss from equity method investee held for sale	9,000	--
Recovery from 1701 Commerce	(19,000)	--
Settlement income	--	(55,000)
Gain related to recovery from settlement with loan guarantor	--	(978,000)
Change in operating assets and liabilities:
Interest and other receivables	9,000	(5,000)
Due to/from related parties	(211,000)	--
Deferred gain on sale of HFS	(10,000)	21,000
Other assets	96,000	103,000
Asset held for sale, net of liabilities	(248,000)	(118,000)
Recovery of settlement reserve	(16,000)	--
Accounts payable and accrued liabilities	(43,000)	(44,000)
Net cash used in operating activities	(267,000)	(533,000)
Cash flows from investing activities:
Investments in real estate loans	(2,317,000)	(14,169,000)
Proceeds from loan payoffs	8,235,000	6,689,000
Sale of investments in real estate loans to:
VRM II	1,200,000	(1,000,000)
MVP REIT	500,000	--
Other related parties	210,000	(300,000)
Proceeds from settlement with loan guarantor	--	978,000
Proceeds from sale of real estate held for sale	--	133,000
Proceeds related to nonrefundable earnest money deposit on real estate held for sale	12,000	5,000
Proceeds from recovery from 1701 Commerce	19,000	--
Purchase of marketable securities	(1,829,000)	--
Proceeds from sale of marketable security	715,000	--
Proceeds from sale of marketable security- related party	--	26,000
Proceeds from settlement income	--	55,000
Investment in equity method investee	(3,107,000)	--
Investment in equity method investee held for sale	(1,376,000)	--
Investment in asset held for sale	--	(80,000)
Proceeds from notes receivable	70,000	89,000
Sale of investments in real estate loans from third parties	--	2,012,000
Net cash provided by (used in) investing activities	2,332,000	(5,562,000)
Cash flows from financing activities:
Principal payments on notes payable	(106,000)	(129,000)
Purchase of treasury stock, at cost	(922,000)	--
Proceeds from distribution from assets held for sale	443,000	--
Net cash used in financing activities	(585,000)	(129,000)
NET CHANGE IN CASH	1,480,000	(6,224,000)
Cash and cash equivalents, beginning of period	2,482,000	6,758,000
Cash and cash equivalents, end of period	$3,962,000	$534,000
Supplemental disclosures of cash flows information:
Interest expense	$3,000	$3,000
Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$--	$228,000
Other real estate owned through deed in lieu, net of prior allowance	$--	$787,000
Note payable relating to prepaid D&O insurance	$158,000	$166,000
Adjustment to note receivable and related allowance	$469,000	$1,087,000
Asset held for sale acquired through foreclosure, net of prior allowance	$--	$(3,059,000)
Unrealized gain on marketable securities	$46,000	$--
Unrealized gain on marketable securities - related party	$43,000	$199,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

All leases are accounted for as non-cancelable operating leases. We recognize rental revenue on a straight-line basis over the term of the lease. Rental income related to the leases is recognized on an accrual basis in accordance with the terms of the leases. Advanced receipts of rental income are deferred and classified as liabilities until earned.

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

Investment in Marketable Securities and Investment in Marketable Securities – Related Party

Investment in marketable securities and investment in marketable securities– related party consists of stock in VRM II and shares a publicly traded company that invests in loans collateralized by real estate.  The securities are stated at fair value as determined by the closing market price as of September 30, 2013 and December 31, 2012.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the nine months ended September 30, 2013 and 2012.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.

Treasury Stock

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The repurchases will be funded from our available cash.  During the nine months ended September 2013, we purchased 558,924 shares of treasury stock for approximately $0.9 million.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September 30, 2013, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of September 30, 2013, approximately 26% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

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

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities and marketable securities- related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2013, we had approximately $2.9 million in funds in excess, and as of December 31, 2012, we had approximately $1.9 million in funds in excess of the federally-insured limits.

As of September 30, 2013, 50% and 28% of our loans were in Nevada and Michigan, respectively, compared to 79%, and 12% at December 31, 2012, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

As of September 30, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 63% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, secured by property located in Nevada, Michigan, Texas and Arizona.  All are first lien positions with interest rates between 7.75% and 9.00%, and an aggregate outstanding balance of approximately $3.9 million.  As of September 30, 2013, all three of our largest loans were considered performing.

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

Common Guarantors

As of September 30, 2013 and December 31, 2012, there were four loans totaling approximately $2.9 million and $5.0 million, respectively, representing approximately 46.3% and 35.5%, respectively, of our portfolio’s total value, which had a common guarantor.  As of September 30, 2013, all of these loans are considered performing.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2013 and December 31, 2012, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2013 and December 31, 2012, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of September 30, 2013, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6.0% to 10% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2013, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	8	$6,119,000	8.52%	98.49%	65.19%
Land	1	94,000	6.00%	1.51%	49.67%
Total	9	$6,213,000	8.49%	100.00%	64.92%

Investments in real estate loans as of December 31, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	13	$13,947,000	8.23%	99.33%	64.21%
Land	1	94,000	6.00%	0.67%	53.81%
Total	14	$14,041,000	8.21%	100.00%	66.79%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans. The weighted average interest rate on performing loans only, as of September 30, 2013 and December 31, 2012, was 8.49% and 8.21%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2013 and December 31, 2012:

Loan Type	Number of Loans	September 30, 2013 Balance *	Portfolio Percentage	Number of Loans	December 31, 2012 Balance *	Portfolio Percentage

First deeds of trust	8	$5,463,000	87.93%	12	$13,058,000	93.00%
Second deeds of trust	1	750,000	12.07%	2	983,000	7.00%
Total	9	$6,213,000	100.00%	14	$14,041,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2013:

October 2013 – December 2013	$2,318,000
January 2014 – March 2014	1,627,000
April 2014 – June 2014	193,000
July 2014 – September 2014	875,000
October 2014 – December 2014	450,000
Thereafter	750,000

Total	$6,213,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013 Balance *	Portfolio Percentage	December 31, 2012 Balance *	Portfolio Percentage

Arizona	$875,000	14.08%	$--	--
Michigan	1,741,000	28.02%	1,741,000	12.40%
Nevada	3,113,000	50.10%	11,157,000	79.46%
Texas	484,000	7.80%	484,000	3.45%
Utah	--	--	659,000	4.69%
Total	$6,213,000	100.00%	$14,041,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	September 30, 2013	December 31, 2012
Balance per loan portfolio	$6,213,000	$14,041,000
Less:
Allowance for loan losses (a)	(750,000)	(183,000)
Balance per consolidated balance sheets	$5,463,000	$13,858,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2013, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

As of September 30, 2013, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 100%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	5,463,000	--	5,463,000
Performing loans – related allowance	750,000	(750,000)	--
Subtotal performing loans	6,213,000	(750,000)	5,463,000

Total	$6,213,000	$(750,000)	$5,463,000

	As of December 31, 2012
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	12,941,000	--	12,941,000
Performing loans – related allowance	1,100,000	(183,000)	917,000
Subtotal performing loans	14,041,000	(183,000)	13,858,000

Total	$14,041,000	$(183,000)	$13,858,000

*	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of September 30, 2013, we have provided a specific reserve allowance for one performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2013 and 2012 by loan type.

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs and Settlements	Write Off	Transfers to REO and Notes Receivable	Balance at 9/30/2013

Commercial	$183,000	$--	$567,000	$--	--	$750,000
Total	$183,000	$--	$567,000	$--	--	$750,000

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Write Off	Loan Pay Downs and Settlements	Transfers to REO and Notes Receivable	Balance at 9/30/2012

Commercial	$5,412,000	$40,000	$(1,000,000)	$(1,312,000)	$(2,512,000)	$628,000
Construction	73,000	--	--	(73,000)	--	--
Total	$5,485,000	$40,000	$(1,000,000)	$(1,385,000)	$(2,512,000)	$628,000

Troubled Debt Restructuring

As of September 30, 2013 and December 31, 2012 we had one loan totaling approximately $0.8 million that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been no loans that became TDR loans.

The following is a breakdown of our TDR loans that were considered performing and non-performing as of September 30, 2013 and December 31, 2012:

	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	1	$750,000	1	$750,000	--	$--
Construction	--	--	--	--	--	--
Total	1	$750,000	1	$750,000	--	$--

Extensions

As of September 30, 2013, our manager had granted extensions on five outstanding loans, totaling approximately $12.4 million, of which our portion was approximately $4.4 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2013 and December 31, 2012, we owned 537,078 shares of VRM II’s common stock, representing approximately 4.7% of the total outstanding shares.  The closing price of VRM II’s common stock on September 30, 2013, was $1.73 per share, resulting in an unrealized gain for the nine months ended September 30, 2013.

During the three months ended September 30, 2013, the trading price for VRM II’s common stock ranged from $1.47 to $2.04 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — INVESTMENT IN MARKETABLE SECURITIES

As of September 30, 2013, we owned 99,919 shares of a publicly traded company that invests in loans collateralized by real estate. The closing price of the common stock on September 30, 2013 resulted in an unrealized gain of approximately $46,000. Additionally, for the nine months ended September 30, 2013, we sold 51,066 shares for a realized gain of approximately $79,000.

NOTE G — REAL ESTATE HELD FOR SALE

At September 30, 2013 we held five properties with a total carrying value of approximately $0.6 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013	$580,000
Real estate held for sale acquired through foreclosure	--
Additional investment in REO	--
Proceeds on nonrefundable earnest money deposit	(12,000)
Write down	--
Sale	--
Ending balance, September 30, 2013	$568,000

NOTE H — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the nine months ended September 30, 2013.

The following is summary of net assets held for sale through September 30, 2013:

September 30, 2013
Assets:
Cash	$183,000
Current assets	4,000
Property and equipment	3,855,000
Total assets	$4,042,000

Liabilities:
Accounts payable and accrued liabilities	$39,000
Total liabilities	39,000

Net assets held for sale	$4,003,000

The following is a summary of the results of operations related to the assets held for sale for the three and nine months ended September 30, 2013:
	For The Three Months Ended September 30, 2013	For The Nine Months Ended September 30, 2013

Revenue	$172,000	$512,000
Expenses	(93,000)	(264,000)

Net Income	$79,000	$248,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months and nine months ended September 30, 2013 was $69,000 and $207,000, respectively, for each period. Management fees paid to our manager for the three and nine months ended September 30, 2012 was $61,000 and $199,000, respectively, for each period.

As of September 30, 2013, and December 31, 2012, our manager owned 100,000 of our common shares, representing approximately 1.7% and 1.6%, respectively, of our total outstanding common stock.  For the three and nine months ended September 30, 2013 and 2012, we declared $0 in dividends payable to our manager.

As of September 30, 2013 and December 31, 2012 we did not owe or have any receivables from our manager.

Transactions with Other Related Parties

As of September 30, 2013 and December 31, 2012, we owned 537,078 common shares of VRM II, representing approximately 4.7% and 4.4%, respectively, of their total outstanding common stock.  For the three and nine months ended September 30, 2013 and 2012 we recognized $0 in dividend income from VRM II.

As of September 30, 2013 and December 31, 2012, VRM II owned 538,178 of our common shares, approximately 9.3% and 8.5%, respectively, of our total outstanding common stock.  For the three and nine months ended September 30, 2013 and 2012 we declared $0 in dividends payable to VRM II.

As of September 30, 2013, we owned 53,365 of our common shares of MVP REIT common stock.  For the three and nine months ended September 30, 2013 we declared $1,300 in dividends income from MVP REIT.

As of September 30, 2013 and December 31, 2012, we owed VRM II approximately $5,000 and $0.2 million, respectively, primarily related to legal fees.

As of September 30, 2013, we had no receivable from Fund III.  As of December 31, 2012 we had a receivable with Fund III of approximately $8,000.

During April 2013, we sold $0.5 million in investments in real estate loans to MVP REIT, Inc., an entity managed by a company majority owned by Mr. Shustek.

See also Notes J and M below.

NOTE J— NOTES RECEIVABLE

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

During 2013, SERE, LLC (“SERE”), the loan guarantor whose managing member is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005,  entered into a purchase agreement with MVP REIT, Inc. (“MVP REIT”) to sell six office buildings associated with the unsecured notes receivables mentioned above.  Upon the closing of the sale of each office building, we will terminate the unsecured note receivable and receive from SERE MVP REIT shares of common stock which equate to the amount of our notes receivable pursuant to MVP REIT’s current offering.  We have  recorded  these shares  as Investment in MVP REIT on our balance sheet and recognized their receipt as a gain related to recovery of notes receivable previously written off on the consolidated statements of operations  for the quarter ending September 30, 2013.

The following is a summary of the MVP REIT shares we have or will receive in consideration of cancelling the unsecured notes receivable:

Property Name	Date shares received	Approximate Receivable Balance	Price Per Share	Number of shares received
Wolfpack, LLC	August 2013	$43,000	8.865	4,800
Building C, LLC	August 2013	$196,000	8.775	22,328
Building A, LLC	September 2013	$196,000	8.775	22,328
Devonshire, LLC	September 2013	$34,000	8.775	3,909
SE Property, LLC	October 2013	$35,000	8.775	4,041
ExecuSuites, LLC	Estimated November 2013	$30,000	8.775	3,404

NOTE K — FAIR VALUE

As of September 30, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities and marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following tables present the valuation of our financial assets as of September 30, 2013 and December 31, 2012, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 9/30/13	Carrying Value on Balance Sheet at 9/30/13
Assets
Investment in marketable securities - related party	$929,000	$--	$--	$929,000	$929,000
Investment in marketable securities	$1,239,000	$--	$--	$1,239,000	$1,239,000
Investment in real estate loans	$--	$--	$5,440,000	$5,440,000	$5,463,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2012	Carrying Value on Balance Sheet at 12/31/2012
Assets
Investment in marketable securities - related party	$784,000	$--	$--	$784,000	$784,000
Investment in real estate loans	$--	$--	$13,870,000	$13,870,000	$13,858,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to September 30, 2013.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2013 to September 30, 2013.

Investment in real estate loans

Balance on January 1, 2013	$13,870,000
Change in temporary valuation adjustment included in net income
Net increase in allowance for loan losses	(567,000)
Purchase and additions of assets
New mortgage loans and mortgage loans bought	2,317,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(8,235,000)
Sale of assets to related parties	(1,700,000)
Sale of assets to third parties	(210,000)
Temporary change in estimated fair value based on future cash flows	(35,000)

Balance on September 30, 2013, net of temporary valuation adjustment	$5,440,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to September 30, 2012:

Investment in real estate loans

Balance on January 1, 2012	$10,827,000
Change in temporary valuation adjustment included in net income (loss)
Net increase in allowance for loan losses	(40,000)
Write-off of allowance for uncollectable loan	1,000,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	989,000
Transfer of allowance on real estate loan to real estate held for sale	150,000
Transfer of allowance on real estate loan to asset held for sale	1,375,000
Reduction of allowance on real estate loan following payment of loan	284,000
Reduction of allowance on real estate loan following settlement of loan	1,101,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	15,395,000
Transfer of real estate loans to real estate held for sale	(936,000)
Transfer of real estate loan to asset held for sale	(4,434,000)
Transfer of real estate loans converted to unsecured notes receivable	(989,000)
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(8,703,000)
Reduction of balance of real estate loan following settlement	(1,101,000)
Write-off for uncollectable loan	(1,000,000)
Temporary change in estimated fair value based on future cash flows	(708,000)

Balance on September 30, 2012, net of temporary valuation adjustment	$13,210,000

NOTE L — INVESTMENT IN EQUTIY METHOD INVESTEE

On July 26, 2013 we, MVP REIT and VRM II entered into an agreement to acquire six parking facilities from the same seller. We have formed limited liability companies with MVP REIT and VRM II to acquire five of the properties based on ownership noted in the table below. The limited liability companies will be jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. MVP REIT has the right, at any time, with 10 days written notice, to purchase VRM II’s and our interest in the limited liability company (the “Purchase Right”).  The price for the Purchase Right shall be equal to VRM II’s and our capital contribution plus a 7.5% annual cumulative return less any Distributions received by VRM II or us.

The following is a summary of the purchase per the agreement:

			Ownership
Property Name	Purchase Date	Purchase Price	VRM II	VRM I	MVP
MVP PF Ft Lauderdale 2013, LLC	July 31, 2013	$3,400,000	68%	--	32%
MVP PF Memphis Court 2013, LLC	August 28, 2013	$1,000,000	51%	44%	5%
MVP PF Memphis Poplar 2013, LLC	August 28, 2013	$2,000,000	51%	44%	5%
MVP PF Kansas City 2013, LLC	August 28, 2013	$2,800,000	51%	44%	5%
MVP PF Baltimore 2013, LLC	September 4, 2013	$2,300,000	51%	44%	5%
MVP PF St. Louis 2013, LLC	September 4, 2013	$2,000,000	51%	44%	5%
		$13,500,000

All of the parking facilities are currently leased to tenants under triple net leases, therefore no specific party has additional management responsibility or decision making authority beyond their ownership interest.

In accordance with ASC 805-10-25-13, the following is the preliminary purchase price allocation:
Property Name	Amount	VRM I’s Accounting Method
Ft Lauderdale	$3,400,000	Not applicable
Memphis Court	$190,000	Equity Method
Memphis Poplar	$2,685,000	Equity Method
Kansas City	$1,550,000	Equity Method
Baltimore	$1,550,000	Equity Method
St. Louis	$4,125,000	Equity Method
	$13,500,000

Upon the closing of the purchases described above, three of the six triple net leases were terminated which included a 180 day termination period.  Management is in current negotiations to enter into new triple net leases.  Upon completion of the new lease agreements, we will obtain updated appraisals to determine final purchase price allocation.

Management has commenced a plan to sell MVP PF Baltimore 2013, LLC and MVP PF Kansas City 2013, LLC.  These properties have been reported as Discontinued Operations in the accompanying statement of operations.

The following table summarizes the estimated fair values of the assets acquired at the acquisition date for our 2013 acquisition:

Assets
Land and improvements – continued operations	$770,000
Building and improvements – continued operations	2,310,000
Land and improvements – discontinued operations	341,000
Building and improvements – discontinued operations	1,023,000
Total assets acquired	4,444,000
Liabilities
Liabilities	--
Total liabilities	--
Net assets and liabilities acquired	$4,444,000

The following is a summary of the results of operations related to the acquisitions for the three and nine months ended September 30, 2013:

For The Three and Nine Months Ended September 30, 2013

Triple-net lease revenue – continued operations	$35,000
Triple-net lease revenue – discontinued operations	16,000
Expenses – continued operations	(92,000)
Expenses – discontinued operations	(36,000)
Net loss	(77,000)
% of ownership	44%
$(34,000)

NOTE M — INVESTMENT IN MVP REIT, INC.

As of September 30, 2013, we owned 53,365 shares of common stock of MVP REIT, Inc. (“MVP REIT”), a non-traded REIT.  The shares were assigned to us by SERE, LLC in consideration of the cancellation of certain unsecured notes, as described in Note H above. . We recorded a gain of approximately $469,000 upon receipt of such shares and the shares are recorded on our balance sheet as Investment in MVP REIT valued at $469,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering.

NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

NOTE O — LEGAL MATTERS INVOLVING THE MANAGER

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

In addition to the matters described above, our manager is involved in a number of other legal proceedings concerning matters arising in connection with the conduct of its business activities.  Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously.  Other than the matters described in Note P – Legal Matters Involving The Company below, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the manager’s net income in any particular period.

NOTE P — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $0.8 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property.  The property is operated as the Sheraton Hotel and Spa– Fort Worth, Texas.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the Hotel.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court to be funded by us, VRM II and VF III.  The sum of $0.2 million was expended from this account leaving the sum of $0.8 million, which sum was returned to the Company in October 2013.

The hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale are being held in a debtor in possession account subject to the Hotel’s operating accounts payable and claims made through the bankruptcy court.  The balance, if any, will be paid over to the owners of 1701 Commerce according to their interest.

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

On October 31, 2013, MVP PF Baltimore 2013, LLC entered into an agreement to sell its sole asset for $1,550,000. The agreement allows for 30 days of due diligence prior to the closing of the transaction. The sale of this asset is not expected to result in a significant gain or loss.

During October 2013, we, VRM II and VF III received approximately $0.8 million, of which our portion was approximately $64,000 related to 1701 Commerce. These proceeds were a return of a $1.0 million deposit that was made pursuant to a court order that was made during August 2012. These proceeds will be reported as income in the discontinued operations section on the statement of operations.

During November 2013, we, VRM I and Fund III sold a REO property to an unrelated third party for approximately $0.2 million, of which our portion was approximately $60,000.  This property is fully allowed for and a net gain will be recorded for the full amount.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2012.

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

Our operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  See Note G – Real Estate Held for Sale, Note H – Assets Held for Sale and “Non-performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2013, we funded four loans totaling approximately $2.3 million.  During the nine months ended September 30, 2012, we funded ten loans totaling approximately $14.2 million.  As of September 30, 2013, our loan-to-value ratio was 64.92%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of September 30, 2013, we have provided a specific reserve allowance for one performing loan based on updated appraisals of the underlying collateral and our evaluation of the borrower for this loan, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of September 30, 2013, our loans were in the following states: Arizona, Michigan, Nevada, and Texas.

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

As of September 30, 2013, we have invested approximately $4.5 million which represents a 44% ownership interest in five parking facilities subject to triple net leases.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended September 30, 2013 to the three months ended September 30, 2012

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$173,000	$291,000	$(118,000)	(41%)
Recovery of allowance for doubtful notes receivable	491,000	30,000	461,000	1537%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	22,000	(22,000)	(100%)
Total	$664,000	$343,000	$321,000	94%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  During the three months ended September 30, 2013, proceeds from loan payoffs were used towards investments in real estate which resulted in a decrease in interest income from investment in real estate loans.  During August and September 2013, 53,365 shares of common stock of MVP REIT, Inc. (“MVP REIT”) in consideration of cancellation of certain unsecured notes guaranteed by SERE, LLC.  The unsecured notes had previously been written off.  The value of the gain was based upon the price charged by MVP REIT for its shares in its pending public offering.  The managing member of SERE, LLC is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.   As we have liquidated all of our loans and/or or foreclosed on the underlying properties, we do not expect any future interest income from loans.

For additional information see Note D – Investments in Real Estate Loans and Note M – Investment in MVP REIT, Inc. of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$69,000	$61,000	$8,000	13%
Provision for loan loss	588,000	21,000	567,000	2700%
Acquisition expense	7,000	--	7,000	100%
Interest expense	2,000	2,000	--	--
Professional fees	94,000	135,000	(41,000)	(30%)
Insurance	53,000	55,000	(2,000)	(4%)
Consulting	19,000	20,000	(1,000)	(5%)
Other	15,000	41,000	(26,000)	(63%)
Total	$847,000	$335,000	$512,000	153%

Operating expenses were 153% higher during the three months ended September 30, 2013 than during the three months ended September 30, 2012.  This increase is mainly due to an increase in provision for loan loss which was necessary due to the decrease in appraised value of a property upon which we hold a second trust deed.  There was a decrease in professional fees resulting from a decrease in audit fees and a significant decrease in pending litigation and potential merger activity.

See Note Q – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2013	2012	$ Change	% Change
Income from settlement	--	55,000	(55,000)	(100%)
Gain on sale of marketable securities- related party	79,000	3,000	76,000	2533%
Dividend income	3,000	--	3,000	100%
Loss from investment in equity method investee	(25,000)	--	(25,000)	(100%)
Recovery from settlement with loan guarantor	--	267,000	(267,000)	(100%)
Total	$57,000	$325,000	$(268,000)	(83%)

Non-operating income we impacted by a number of non-recurring items.  During the three months ended September 30, 2013, we sold 51,066 shares of a publicly traded company which invests in loans collateralized by real estate for a realized gain of approximately $79,000.  Additionally, during the three months ended September 30, 2013, we acquired a non-controlling interest in five parking facilities along with VRM II and MVP REIT. However management entered into a plan to sell two of the five parking facilities immediately upon the closing of the acquisition. The results of operations related to the non-controlling interest in the three properties not held for sale is recognized as a loss from investment in equity method investee as a part of the non-operating income (loss) included in the statements of operations.  In July, 2012, we along with our Manager, VRM II, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM II were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, with our portion being approximately $55,000.

See Note Q – Legal Matters Involving The Company and Note L – Acquisitions of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$(1,000)	$--	$(1,000)	(100%)
Recovery from 1701 Commerce	19,000	--	19,000	100%
Income from assets held for sale	79,000	79,000	--	--
Loss from investment in equity method investee	(9,000)	--	(9,000)	(100%)
Expenses related to real estate held for sale	(4,000)	(29,000)	25,000	86%
Total	$84,000	$50,000	$34,000	68%

During the three months ended September 30, 2013, we received a settlement related to 1701 Commerce. Additionally, during the three months ended September 30, 2013, we acquired a non-controlling interest in five parking facilities along with VRM II and MVP REIT; however management entered into a plan to sell two of the five parking facilities immediately upon the closing of the acquisition. The results of operations related to the non-controlling interest in the two properties held for sale is recognized as a loss from investment in equity method investee as a part of discontinued operations included in the statements of operations.

See Note G — Real Estate Held For Sale and Note H – Assets Held for Sale and Discontinued Operations of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Annual Report on Form 10-Q.

Comparison of Operating Results for the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$732,000	$643,000	$89,000	14%
Recovery of allowance for doubtful notes receivable	539,000	89,000	450,000	506%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	21,000	210,000	(189,000)	(90%)
Total	$1,292,000	$942,000	$350,000	37%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  During the third quarter, proceeds from loan payoffs were used towards investments in real estate which as a result we will continue to recognize a lower interest income from investment in real estate loans in future periods than we have in the previous periods.  During August and September 2013, 53,365 shares of common stock of MVP REIT in consideration of cancellation of certain unsecured notes guaranteed by SERE, LLC.  The unsecured notes had previously been written off.  The value of the gain was based upon the price charged by MVP REIT for its shares in its pending public offering.  The managing member of SERE, LLC is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.   As we have liquidated all of our loans and/or or foreclosed on the underlying properties, we do not expect any future interest income from loans.  During May 2012, we, VRM II and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $1.2 million to a third party.  We received a payment of approximately $0.1 million which was recorded as a gain.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$207,000	$199,000	$8,000	4%
Interest expense	3,000	3,000	--	--
Provision for loan losses	588,000	40,000	548,000	1370%
Acquisition expense	7,000	--	7,000	100%
Professional fees	299,000	523,000	(224,000)	(43%)
Insurance	162,000	166,000	(4,000)	(2%)
Consulting	69,000	58,000	11,000	19%
Other	63,000	121,000	(58,000)	(48%)
Total	$1,398,000	$1,110,000	$288,000	26%

Operating expenses were 26% higher during the nine months ended September 30, 2013 than during the nine months ended September 30, 2012.  This increase is mainly due to an increase in provision for loan loss which was necessary due to the decrease in appraised value of a property we hold the second trust deed.  There was a decrease in professional fees resulting from a decrease in audit fees and a significant decrease in pending litigation and merger activity.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note Q – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2013	2012	$ Change	% Change
Income from settlement	$--	$55,000	$(55,000)	(100%)
Dividend income	3,000	--	3,000	100%
Gain on sale of marketable securities- related party	79,000	3,000	76,000	2533%
Settlement expense	--	(23,000)	23,000	100%
Reversal of settlement reserve	16,000	--	16,000	100%
Loss from investment in equity method investee	(25,000)	--	(25,000)	(100%)
Recovery from settlement with loan guarantor	--	978,000	(978,000)	(100%)
Total	$73,000	$1,013,000	$(940,000)	(93%)

During September 2010, we established reserves related to our Nevada lawsuit settlement.  As of June 30, 2013 management determined that the remaining reserves of $16,000 are no longer necessary and have recognized this amount as a reversal of settlement reserve.  During the third quarter, we sold 51,066 shares of a publicly traded company which invests in loan collateralized by real estate for a realized gain of approximately $79,000.  Additionally, during the third quarter, we acquired a non-controlling interest in five parking facilities along with VRM II and MVP REIT; however, management entered into a plan to sell two of the five parking facilities immediately upon the closing of the acquisition. The results of operations related to the non-controlling interest in the three properties not held for sale is recognized as a loss from investment in equity method investee as a part of the non-operating income (loss) included in the statements of operations.  During January 2011, we, VRM II and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $1.0 million during 2012.  No such activity occurred in 2013.  In July, 2012, we along with our Manager, VRM II, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM II were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, with our portion was approximately $55,000.  During the three months ended March 31, 2012, we settled a lawsuit with an acquirer of property previously foreclosed upon and sold, which resulted in an expense of approximately $23,000, and did not have similar expense in 2013.

See Note Q – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$25,000	$4,000	$21,000	525%
Recovery from 1701 Commerce	19,000	--	19,000	100%
Income from assets held for sale	248,000	118,000	130,000	110%
Loss from investment in equity method investee	(9,000)	--	(9,000)	(100%)
Write downs on real estate held for sale	--	(316,000)	316,000	100%
Expenses related to real estate held for sale	(33,000)	(116,000)	83,000	72%
Total	$250,000	$(310,000)	$560,000	181%

During the six months ended June 30, 2013 we recorded net gain of approximately $26,000 related to the sale of HFS in December 2011.  During 2012 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  We received income from assets held for sale during the nine months ended September 30, 2013 and 2012.  The income recorded in the nine months ended September 30, 2013 was for a full nine months, as opposed to five months in 2012.  The decrease in write-downs on real estate held for sale is mainly due to the acceptance of a purchase contract during 2012 on one property, along with the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.  During the third quarter 2013, we received a settlement related to our previous investment in 1701 Commerce.  Additionally, during the third quarter, we acquired a non-controlling interest in five parking facilities along with VRM II and MVP REIT; however, management entered into a plan to sell two of the five parking facilities immediately upon the closing of the acquisition. The results of operations related to the non-controlling interest in the two properties held for sale is recognized as a loss from investment in equity method investee as a part of discontinued operations included in the statements of operations.

See Note G — Real Estate Held For Sale and Note H – Assets Held for Sale and Discontinued Operations of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Annual Report on Form 10-Q.

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

During the nine months ended September 30, 2013, net cash flows used in operating activities approximated $0.2 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $2.3 million and investment in real property of approximately $4.5 million.  In addition, cash flows related to investing activities consisted of cash provided by notes receivable payoffs of approximately $70,000, cash provided by payoffs of real estate loans of approximately $8.2 million and cash provided by sale of investments in real estate loans to VRM II, MVP REIT and third parties of approximately $1.9 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $106,000 to finance our directors and officers’ insurance policy and purchase of treasury stock for approximately $0.9 million.  Cash flows provided by investing activities totaled approximately $0.4 million and were from a distribution from our assets held for sale.

At September 30, 2013, we had approximately $3.9 million in cash, $2.2 million in marketable securities related and unrelated party and approximately $21.3 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

We have no current plans to sell any new shares.  Although a small percentage of our shareholders had elected to reinvest their dividends, we suspended payment of dividends in June 2008 and at this time are not able to predict when dividend payments will resume.  Accordingly, we do not expect to issue any new shares through our dividend reinvestment program in the foreseeable future.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  These shares were retired in 2012.  During the nine months ended September 30, 2013, we used approximately $922,000 to acquire 558,924 shares of our common stock.  As of December 31, 2012, we had no treasury stock.  We are not obligated to purchase any additional shares.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of November 14, 2013, we met our 3% reserve.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2013, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:
Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$114,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$571,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,142,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(114,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(571,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,142,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2013, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$62,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$311,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$621,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(62,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(311,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(621,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note O – Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note P – Legal Matters Involving the Manager and Note Q – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended September 30, 2013, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July1, 2013 –July 31, 2013	--	$--	--	$3,228,475
August 1, 2013 – August 31, 2013	68,013	1.96	68,013	3,160,462
September1, 2013 – September 30, 2013	--	--	--	3,160,462

Total	68,013	$1.96	68,013	$3,160,462

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage I, Inc. for accounting services.
10.4 (6)	Died in Lieu
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics
101
The following material from the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited) (iv) Consolidated Statement of Equity for the nine months ended September 30, 2013 (unaudited) (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited)

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 14, 2013

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	November 14, 2013

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

Date: November 14, 2013

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

Date: November 14, 2013

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

(1)
The Registrant’s Report on Form 10-Q for the nine months ended September 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage I, Inc.

Date: November 14, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Vestin Realty Mortgage I, Inc.