Form 10-K
Vestin Realty Mortgage I, Inc.
filed 2014-03-31
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-51964

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

Class	Market Value as of June 30, 2013
Common Stock, $0.0001 Par Value	$10,095,241

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 31, 2014
Common Stock, $0.0001 Par Value	5,712,653

PART I

Special Note Regarding Forward-Looking Statements

This report includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such forward-looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “intend,” “might,” “may,” “could,” “will,” “feel,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar expression.  Forward-looking statements  may relate to, without limitation, our business strategy, future operating results, future sources of funding for real estate investments by us, future capital expenditures, future economic conditions and other developments and trends in the commercial real estate industry and pending litigation involving us.   Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties discussed in this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS

General

Vestin Realty Mortgage I, Inc. (“VRM I”) formerly Vestin Fund I, LLC (“Fund I”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as (“Mortgage Assets”).  In addition we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in December 1999.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to April 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012. Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012. Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock will no longer be subject to such restrictions.  In connection with the termination of our REIT status, our stockholders’ rights plan also was amended to provide that a stockholder, other than Michael Shustek, may own up to 20% of outstanding shares of common stock, and that Michael Shustek may own up to 35% of outstanding shares of common stock.

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

In December 2013, we acquired a 40% interest in MVP Realty Advisors, LLC (“MVP Advisor”), the manager of MVP REIT, Inc., pursuant to a membership interest transfer agreement, dated as of December 19, 2013, between MVP Capital Partners, LLC (“MVP Capital”) and us.  Pursuant to the transfer agreement, we did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP RA. In recognition of MVP Capital’s substantial investment in MVP RA for which MVP Capital received no up-front consideration, the transfer agreement further provide that once we and Vestin Realty Mortgage II, Inc. have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once we and Vestin Realty Mortgage II, Inc.  have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP RA.  This acquisition was approved by the independent members of our Board of Directors.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2013, we operated in one reportable segment related to investments in real estate loans.  Our minority interest in real property has not been reported as a segment.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

Real Estate Loan Strategies

As of December 31, 2013, our loans were in the following states: Arizona, Nevada and Texas.  The loans we invest in are selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

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

Real Estate Loans to Affiliates

We will not invest in real estate loans made to our manager, or any of our affiliates.  However, we may acquire an investment in a real estate loan payable by our manager when our manager has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

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

Types of Loans We Invest In

We primarily invest in loans that are secured by first or second trust deeds on real property.  Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property and residential loans.  Investments in loans will be determined by our manager pursuant to the terms of the Management Agreement.  The actual percentages invested among the various loan categories may vary as a result of changes in the size of our loan portfolio.

Collateral

Each loan is secured by a lien on either a fee simple or leasehold interest in real property as evidenced by a first deed of trust or a second deed of trust.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2013, none of our loans had a prepayment penalty or exit fee.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

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

Interest Reserves

We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing.  The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances.  At December 31, 2013, we had no investments in real estate loans that had interest reserves.

Balloon Payment

As of December 31, 2013, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Real Estate Investment Strategies

As of December 31, 2013, we had a minority interest in real estate consisting of five parking properties. These properties are located in Tennessee, Kansas, Maryland and Missouri. In addition, we may invest in other real property, including but not limited to, office buildings, shopping centers, business and industrial parks, manufacturing facilities, multifamily properties, warehouses and distribution facilities, motel and hotel properties and recreation and leisure properties. We will not invest in unimproved land directly (although we may invest in loans secured by unimproved land) or construction or development of properties. We intend to lease properties owned by us and to hold properties until such time as we believe it is the optimal time to capitalize on the capital appreciation of our properties.

We intend to invest principally in properties that generate current income.  Potential gain on sale of appreciated properties will be a secondary objective.

ACQUISITION AND INVESTMENT STRATEGIES

Maximizing Value of Acquired Properties

We will seek to reposition properties that we acquire through strategic renovation and, where appropriate, re-tenanting such properties.  Repositioning of properties may be accomplished by (1) stabilizing occupancy; (2) upgrading and renovating existing structures; and (3) investing significant efforts in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.  We currently do not intend to engage in significant development or redevelopment of properties as the costs of development and redevelopment may exceed the cost of properties that we acquire.

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

Borrowing

We may incur indebtedness.  Our indebtedness should not exceed 70% of the fair market value of our real estate loans and real estate investments.  This indebtedness may be with recourse to our assets.

Competition

We have significant competition with respect to both our acquisition of real property and our mortgage lending business.  Our competitors include REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have significantly greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets.

We will compete with numerous other persons or seeking to attract tenants to real property we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions.

Regulation

We are managed by Vestin Mortgage, subject to the oversight of our board of directors, pursuant to the terms and conditions of our Management Agreement.  MVP Mortgage, an affiliate of Vestin Mortgage, operates as a mortgage broker and is subject to extensive regulation by federal, state and local laws and governmental authorities.  Mortgage brokers we may use conduct their real estate loan businesses under a license issued by the State of Nevada Mortgage Lending Division.  Under applicable Nevada law, the division has broad discretionary authority over the mortgage brokers’ activities, including the authority to conduct periodic regulatory audits of all aspects of their operations.

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

Employees

We have no employees.  Our manager has provided and will continue to provide most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2013, the Vestin entities had a total of 6 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2013, Strategix Solutions dedicates to us a total of three full time employees.

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

Our manager shares office facilities through a sublease, in Las Vegas, Nevada, with its affiliate, Vestin Group.  In March 2010, Vestin Group entered into a ten–year lease agreement with a borrower for office facilities in Las Vegas, Nevada.

Investments in Real Property reported as Equity Method Investee

The following table provides information regarding each of the properties we owned an interest in as of December 31, 2013:

Property Description	Location(s)	Year Built	Leasable Square Feet	Acquisition Closing Date	Aggregate Purchase Price	Percentage Owned	Occupancy at December 31, 2012
Memphis Court Parking Facility	Memphis, Tennessee	n/a	n/a	8/28/2013	$1,000,000	45%	100%
Memphis Poplar Parking Facility	Memphis, Tennessee	n/a	n/a	8/28/2013	$2,000,000	45%	100%
Kansas City Parking Facility	Kansas City, Missouri	n/a	n/a	8/28/2013	$2,800,000	45%	100%
Baltimore Parking Facility	Baltimore, Maryland	n/a	n/a	9/4/2013	$2,300,000	45%	100%
St. Louis Parking Facility	St. Louis, Missouri	n/a	n/a	9/4/2013	$2,000,000	45%	100%

Five Parking Facilities.  On July 26, 2013, we, VRM II and MVP REIT entered into an agreement to acquire five parking facilities from the same seller.  We have formed limited liability companies with VRM II and MVP REIT to acquire the properties based on ownership noted in the table above. The limited liability companies are jointly managed by MVP RA and Vestin Mortgage, LLC.  MVP REIT has the right, at any time, with 10 days written notice, to purchase our interest in the limited liability company at purchase price equal to our or VRM II’s and their capital contribution plus a 7.5% annual cumulative return less any distributions received by us or VRM II.

The parking facilities are located in the following cities:  Baltimore, Maryland; Kansas City, Missouri; St. Louis, Missouri and two parking facilities in Memphis, Tennessee.  All of the parking facilities are currently leased to tenants under triple net leases, therefore no specific party has additional management responsibility or decision making authority beyond their ownership interest.  Upon the closing of the purchases described above, three of the six triple net leases were terminated which included a 180 day termination period. Management is in current negotiations to enter into new triple net leases. Upon completion of the new lease agreements, we will obtain updated appraisals to determine final purchase price allocation.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note O- Legal Matters Involving The Manager and Note P - Legal Matters Involving The Company in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

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

2012	High	Low

First Quarter	$1.28	$1.03
Second Quarter	$1.49	$0.90
Third Quarter	$1.45	$0.91
Fourth Quarter	$1.38	$1.05

2013	High	Low

First Quarter	$1.25	$1.00
Second Quarter	$2.19	$1.02
Third Quarter	$2.03	$1.48
Fourth Quarter	$2.05	$1.52

Holders

As of March 31, 2013, there were approximately 298 holders of record of 5,712,653 shares of our common stock.

Dividend Policy

During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the years ended December 31, 2013 or 2012.  In light of our accumulated losses, we do not expect our Board of Directors to reinstate dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following is a summary of our stock purchases during the year ended December 31, 2013, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
January 1 – January 31, 2013	--	$--	--	4,013,475
February 1 – February 29, 2013	--	--	--	4,013,475
March 1 – March 31, 2013	--	--	--	4,013,475
April 1 – April 30, 2013	--	--	--	4,013,475
May 1 – May 31, 2013	437,209	1.80	437,209	3,576,266
June 1 – June 30, 2013	--	--	--	3,576,266
July 1 – July 31, 2013	--	--	--	3,576,266
August 1 – August 31, 2013	68,013	1.96	68,013	3,508,253
September 1 – September 30, 2013	--	--	--	3,508,253
October 1 – October 31, 2013	--	--	--	3,508,253
November 1 – November 30, 2013	--	--	--	3,508,253
December 1 – December 31, 2013	122,984	1.89	122,984	3,385,269

Total	628,206	$1.88	628,206	3,385,269

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2013 and 2012.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K.  The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

RESULTS OF OPERATIONS

OVERVIEW

We were formed in May 2006 and our primary business objective at that time was to generate income while preserving principal by investing in real estate loans. At our annual meeting held on December 15, 2011, a majority of the shareholders voted to amend our Bylaws to expand our investment policy to include investments in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property.  A majority of the shareholders also voted to amend our charter to change the terms of our existence from its expiration date of December 31, 2019 to perpetual existence. As a result we have begun to acquire, manage, renovate, reposition, sell or otherwise invest in real property or acquire entities involved in the ownership or management of real property. We operated as a REIT through December 31, 2011.  On March 28, 2012, we announced that we have terminated our election to be treated as a REIT under the Code, effective for the tax year ending December 31, 2012.

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

We will seek to acquire properties that present strong characteristics that we believe are essential for a successful real estate investment. These investments could include a variety of asset types in the United States such as office, parking facilities, retail, industrial, hotels, multi-family, etc., leisure and recreational facilities, etc.  We will seek to reposition properties that we acquire through strategic renovation and, where appropriate, re-tenanting such properties.  Repositioning of properties may be accomplished by (1) stabilizing occupancy; (2) upgrading and renovating existing structures; and (3) investing significant efforts in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.  We currently do not intend to engage in significant development or redevelopment of properties as the costs of development and redevelopment may exceed the cost of properties that we acquire.  As of December 31, 2013, we have invested approximately $4.5 million in real property, which represents a 44% ownership interest in five parking facilities subject to triple net leases.

During the year ended December 31, 2013, we funded four loans totaling approximately $2.3 million.  During the year ended December 31, 2012, we funded 12 loans totaling approximately $14.2 million.  As of December 31, 2013, our loan-to-value ratio was 64.81%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  An increase in loan defaults accompanied by declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

We have made loans of approximately $140,000 to our 40% owned subsidiary, MVP RA, the manager of MVP REIT.  We believe MVP RA has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP RA have not been significant.  Interest on our loan has been accruing.  We may not realize interest income from the loan to MVP RA until it is able to generate sufficient fees to service the interest on our loan

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$815,000	$935,000	$(120,000)	(13)%
Recovery of allowance for doubtful notes receivable	657,000	126,000	531,000	421%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	421,000	704,000	(283,000)	(40%)
Total	$1,893,000	$1,765,000	$128,000	7%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  During the third quarter, proceeds from loan payoffs were used to invest in real estate.   As we redeploy assets from loans to investments in real estate, we will  recognize  lower interest income from investment in real estate loans in future periods than we have in  previous periods.  During 2013, we received 60,810 shares of common stock of MVP REIT in consideration of cancellation of certain unsecured notes guaranteed by SERE, LLC.  The unsecured notes had previously been written off.  The value of the gain was based upon the price charged by MVP REIT for its shares in its ongoing public offering.  The managing member of SERE, LLC is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.     During May 2012, we, VRM II and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $1.2 million to a third party.  We received a payment of approximately $0.1 million which was recorded as a gain.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$276,000	$268,000	$8,000	3%
Interest expense	4,000	4,000	--	--
Provision for loan losses	588,000	40,000	548,000	1370%
Impairment of MVP Realty Advisors	140,000	--	140,000	100%
Acquisition expense	15,000	--	15,000	100%
Professional fees	437,000	615,000	(178,000)	(29%)
Insurance	215,000	222,000	(7,000)	(3%)
Consulting	95,000	77,000	18,000	23%
Other	91,000	135,000	(44,000)	(33%)
Total	$1,861,000	$1,361,000	$500,000	37%

Operating expenses were 37% higher during the year ended December 31, 2013 than during the year ended December 31, 2012.  This increase is mainly due to an increase in provision for loan loss, which was necessary due to the decrease in appraised value of a property on which we hold the second trust deed.  There was a decrease in professional fees resulting from a decrease in audit fees and a significant decrease in pending litigation and merger activity.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note P – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Non-operating income (loss):	2013	2012	$ Change	% Change
Income from settlement	$--	$55,000	$(55,000)	(100%)
Dividend income	15,000	--	15,000	100%
Gain on sale of marketable securities	87,000	--	87,000	100%
Gain on sale of marketable securities- related party	--	3,000	(3,000)	(100%)
Settlement expense	--	(23,000)	23,000	100%
Reversal of settlement reserve	16,000	--	16,000	100%
Income from investment in equity method investee	20,000	--	20,000	100%
Recovery from settlement with loan guarantor	--	978,000	(978,000)	(100%)
Total	$138,000	$1,013,000	$(875,000)	(86%)

In July, 2012, we along with our Manager, VRM II, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM II were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, with our portion was approximately $55,000.  During the third quarter, we sold shares of a publicly traded company which invests in loan collateralized by real estate for a realized gain of approximately $87,000.  During the three months ended March 31, 2012 we settled a lawsuit with an acquirer of property previously foreclosed upon and sold, which resulted in an expense of approximately $23,000, and we did not have similar expense in 2013.  During September 2010, we established reserves related to our Nevada Lawsuit settlement.  As of June 30, 2013 management determined that the remaining reserves of $16,000 are no longer necessary and have recognized this amount as a reversal of settlement reserve.  During the third quarter 2013, we acquired a non-controlling interest in five parking facilities along with VRM II and MVP REIT; however management entered into a plan to sell two of the five parking facilities immediately upon the closing of the acquisition. The results of operations related to the non-controlling interest in the three properties not held for sale is recognized as income from investment in equity method investee as a part of the non-operating income (loss) included in the statements of operations.  Additionally, during January 2011, we, VRM II and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $1.0 million during 2012.  No such activity occurred in 2013.

See Note P – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Discontinued operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain (loss) on sale of real estate held for sale	$101,000	$(13,000)	$114,000	877%
Recovery from 1701 Commerce	84,000	--	84,000	100%
Income from assets held for sale, net of income taxes	330,000	215,000	115,000	53%
Income from investment in equity method investee held for sale	12,000	--	12,000	100%
Write-downs on real estate held for sale	--	(1,232,000)	1,232,000	100%
Expenses related to real estate held for sale	(46,000)	(177,000)	131,000	74%
Total	$481,000	$(1,207,000)	$1,688,000	140%

During the six months ended June 30, 2013 we recorded net gain of approximately $26,000 related to the sale of HFS in December 2011.  During December 2013, we recorded a net gain of approximately $75,000 for the sale of two REO properties.  During 2013, we received settlements related to our previous investment in 1701 Commerce.  During 2012 we recorded net losses on sales of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  We received income from assets held for sale during the year ended December 31, 2013 and 2012.  The income recorded in 2013 was for a full twelve months, as opposed to eight months in 2012.  The decrease in write-downs on real estate held for sale is mainly due to the acceptance of a purchase contract during 2012 on one property, along with the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.  Additionally, during the third quarter, we acquired a non-controlling interest in five parking facilities along with VRM II and MVP REIT;  however, management entered into a plan to sell two of the five parking facilities immediately upon the closing of the acquisition. The results of operations related to the non-controlling interest in the two properties held for sale is recognized as income from investment in equity method investee held for sale as a part of discontinued operations included in the statements of operations.

See Note G — Real Estate Held For Sale and Note H – Assets Held for Sale and Discontinued Operations of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

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

During the year ended December 31, 2013, net cash flows used in operating activities approximated $0.6 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $2.3 million and investment in real property of approximately $4.5 million.  In addition, cash flows related to investing activities consisted of cash provided by notes receivable payoffs of approximately $0.1 million, cash provided by payoffs of real estate loans of approximately $10.6 million, cash provided from the sale of real estate held for sale of approximately $0.3 million, and cash provided by sale of investments in real estate loans to VRM II, MVP REIT and third parties of approximately $2.0 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $0.2 million to finance our directors’ and officers’ insurance policy and purchase of treasury stock for approximately $1.2 million.  Cash flows provided by investing activities totaled approximately $0.6 million and were from a distribution from our assets held for sale.

At December 31, 2013, we had approximately $7.6 million in cash, $1.0 million in liquid marketable securities of related and unrelated parties and approximately $21.3 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Our interest in MVP RA may require us to direct a portion of our cash towards development of the business of MVP REIT.  While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP RA, such fees may not be significant in the near term and over the next 12 months there may be a diminution of our liquid assets.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During the year ended December 31, 2011, we used approximately $104,000 to acquire 78,600 shares of our common stock.  These shares were retired in 2012.  During 2013 we used approximately $1,155,000 to acquire 628,206 shares of our common stock.  As of December 31, 2013, we had no treasury stock.  We are not obligated to purchase any additional shares.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of March 3, 2014, we met our 3% reserve.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential.  The effective interest rates on all product categories range from 6.0% to 9%. Revenue by product will fluctuate based upon relative balances during the period.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans or investments in real estate, thereby providing us with additional capital to invest in real estate or make additional loans.  For further information regarding related party transactions, refer to Note I – Related Party Transactions in the notes to our Consolidated Financial Statements in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2013, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:
Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$98,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$488,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$975,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(98,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(488,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(975,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2013, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$34,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$168,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$337,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(34,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(168,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(337,000)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders

Vestin Realty Mortgage I, Inc.

We have audited the accompanying consolidated balance sheet of Vestin Realty Mortgage I, Inc.("the Company") and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage I, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ De Joya Griffith, LLC

Henderson, Nevada

March 20, 2014

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

/s/ JLK Rosenberger, LLP

Irvine, California

March 28, 2013

FINANCIAL STATEMENTS

 VESTIN REALTY MORTGAGE I, INC.

 CONSOLIDATED BALANCE SHEETS

 ASSETS

 December 31, 2013

 December 31, 2012

 Assets

Cash and cash equivalents

$
7,588,000

$
2,482,000

 Investment in marketable securities - related party

1,457,000

784,000

 Investment in marketable securities

13,000

--

 Investment in equity method investee

3,127,000

--

 Investment in equity method investee – held for sale

1,388,000

--

 Interest and other receivables, net of allowance of $0 at December 31, 2013 and 2012

4,000

16,000

 Notes receivable, net of allowance of $728,000 at December 31, 2013 and $1,894,000 at December 31, 2012

--

--

 Real estate held for sale

320,000

580,000

 Asset held for sale

3,926,000

4,398,000

 Investment in real estate loans, net of allowance for loan losses of $0 at December 31, 2013 and $183,000 at December 31, 2012

3,365,000

13,858,000

 Due from related parties

54,000

--

 Other assets

76,000

76,000

 Total assets

$
21,318,000

$
22,194,000

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities

 Accounts payable and accrued liabilities

$
36,000

$
97,000

 Liabilities related to asset held for sale

38,000

43,000

 Due to related parties

--

216,000

 Deferred gain on sale of HFS

-

10,000

 Notes payable

18,000

19,000

 Total liabilities

92,000

385,000

 Commitments and contingencies

 Stockholders' equity

 Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued

--

--

 Treasury stock, at cost, no shares at December 31, 2013 and 2012

--

--

 Common stock, $0.0001 par value; 25,000,000 shares authorized; 5,712,653 shares issued and outstanding at December 31, 2013, and 6,340,859 shares issued and outstanding at December 31, 2012

1,000

1,000

 Additional paid-in capital

60,062,000

61,217,000

 Accumulated deficit

(40,137,000
)

(40,702,000
)

 Accumulated other comprehensive income

285,000

156,000

 Total stockholders' equity before non-controlling interest – related parties

20,211,000

20,672,000

   Non-controlling interest – related parties

1,015,000

1,137,000

 Total stockholders’ equity

21,226,000

21,809,000

 Total liabilities and stockholders' equity

$
21,318,000

$
22,194,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 For the Year Ended

 December 31,

 2013

 2012

 Revenues

 Interest income from investment in real estate loans

$
815,000

$
935,000

 Gain related to pay off of notes receivable, including recovery of allowance for notes receivable

657,000

126,000

 Gain related to pay off of real estate loan, including recovery of allowance for loan loss

421,000

704,000

 Total revenues

1,893,000

1,765,000

 Operating expenses

 Management fees - related party

276,000

268,000

 Provision for loan loss

588,000

40,000

 Impairment on MVP Realty Advisors

140,000

--

 Acquisition expense

15,000

--

 Interest expense

4,000

4,000

 Professional fees

437,000

615,000

 Insurance

215,000

222,000

 Consulting

95,000

77,000

 Other

91,000

135,000

 Total operating expenses

1,861,000

1,361,000

 Income from operations

32,000

404,000

 Non-operating income

 Gain on sale of marketable securities – related party

--

3,000

 Gain on sale of marketable securities

87,000

--

 Dividend income

15,000

--

 Reversal of settlement reserve

16,000

--

 Recovery from settlement with loan guarantor

--

978,000

 Income from investment in equity method investee

20,000

--

 Settlement income

--

55,000

 Settlement expense

--

(23,000
)

 Total other non-operating income, net

138,000

1,013,000

 Provision for income taxes

--

--

 Income from continuing operations

170,000

1,417,000

 Discontinued operations, net of income taxes

 Net gain (loss) on sale of real estate held for sale

185,000

(13,000
)

 Income from equity method investee held for sale

12,000

--

 Income from assets held for sale, net of income taxes

330,000

215,000

 Expenses related to real estate held for sale

(46,000
)

(177,000
)

 Write-downs on real estate held for sale

--

(1,232,000
)

 Total income (loss) from discontinued operations

481,000

(1,207,000
)

 Net income

651,000

210,000

 Allocation to non-controlling interest – related parties

(86,000
)

(56,000
)

 Net income attributable to common stockholders

$
565,000

$
154,000

 Basic and diluted income per weighted average common share

    Continuing operations

$
0.02

$
0.22

    Discontinued operations

$
0.07

$
(0.20
)

 Total basic and diluted income per weighted average common share

$
0.09

$
0.02

 Dividends declared per common share

$
--

$
--

 Weighted average common shares

6,041,747

6,340,859

The accompanying notes are an integral part of these consolidated financial statements.

 VESTIN REALTY MORTGAGE I, INC.

 CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

 FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

 For The Year Ended December 31,

 2013

 2012

 Net income

$
651,000

$
210,000

 Unrealized holding gain on available-for-sale securities

1,000

--

 Unrealized holding gain on available-for-sale securities – related parties

128,000

156,000

 Comprehensive income

780,000

366,000

 Net income attributable to noncontrolling interest

(86,000
)

(56,000
)

 Comprehensive income attributable to Vestin Realty Mortgage I, Inc.

$
694,000

$
310,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

 Treasury Stock

 Common Stock

 Shares

 Amount

 Shares

 Amount

 Additional

 Paid-in-

 Capital

 Accumulated Deficit

 Accumulated Other Comprehensive

 Income

 Noncontrolling interest – Related Party

 Total

 Stockholders' Equity at

 December 31, 2011

534,207

$
(1,045,000
)

6,340,859

$
1,000

$
62,262,000

$
(40,856,000
)

$
--

$
--

20,362,000

 Comprehensive Income:

 Net Income

--

--

--

--

--

154,000

--

56,000

210,000

 Unrealized Gain on Marketable Securities - Related Party

--

--

--

--

--

--

156,000

--

156,000

 Comprehensive Income

366,000

 Noncontrolling interest

--

--

--

--

--

--

--

1,081,000

1,081,000

 Retire Treasury Stock

(534,207
)

1,045,000

--

--

(1,045,000
)

--

--

--

--

 Stockholders' Equity at

 December 31, 2012

--

$
--

6,340,859

$
1,000

$
61,217,000

$
(40,702,000
)

$
156,000

$
1,137,000

21,809,000

 Comprehensive Income:

 Net Income

--

--

--

--

--

565,000

--

86,000

651,000

 Unrealized Gain on Marketable Securities

--

--

--

--

--

--

1,000

--

1,000

 Unrealized Gain on Marketable Securities - Related Party

--

--

--

--

--

--

128,000

--

128,000

 Comprehensive Income

780,000

 Distribution from assets held to non controlling interest entities

--

--

--

--

--

--

--

(208,000
)

(208,000
)

 Purchase Treasury Stock

628,206

(1,155,000
)

(628,206
)

--

--

--

--

--

(1,155,000
)

 Retire Treasury Stock

(628,206
)

1,155,000

--

--

(1,155,000
)

--

--

--

--

 Stockholders' Equity at

 December 31, 2013

--

$
--

5,712,653

$
1,000

$
60,062,000

$
(40,137,000
)

$
285,000

$
1,015,000

21,226,000

The accompanying notes are an integral part of these consolidated financial statements.

 VESTIN REALTY MORTGAGE I, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Year Ended

 December 31,

 2013

 2012

 Cash flows from operating activities:

 Net income

$
651,000

$
210,000

 Adjustments to reconcile net income to net cash used in operating activities:

 Write down on real estate held for sale

--

1,232,000

 Gain on sale of marketable securities

(87,000
)

--

 Gain on sale of marketable securities – related party

--

(3,000
)

 (Gain) loss on sale of real estate held for sale

(185,000
)

13,000

 Dividend income

(15,000
)

--

 Settlement income

--

(55,000
)

 Recovery of allowance for doubtful notes receivable included in other income

(657,000
)

(126,000
)

 Provision for loan loss

588,000

40,000

 Gain related to pay off of real estate loan, including recovery of allowance for loan loss

(421,000
)

(704,000
)

 Gain related to recovery from settlement with loan guarantor

--

(978,000
)

 Income from equity method investee

(20,000
)

--

 Income from equity method investee held for sale

(12,000
)

--

 Change in operating assets and liabilities:

 Interest and other receivables

12,000

(6,000
)

 Due to/from related parties, net

(270,000
)

112,000

 Deferred gain on sale of Hawaii Funeral Services

(33,000
)

(53,000
)

 Other assets

158,000

189,000

 Assets held for sale, net of liabilities

(330,000
)

(215,000
)

 Accounts payable and accrued liabilities

(39,000
)

(48,000
)

 Net cash used in operating activities

$
(660,000
)

$
(392,000
)

 Cash flows from investing activities:

 Investments in real estate loans

$
(2,317,000
)

$
(14,169,000
)

 Purchase of investments in real estate loans from:

 VRM II

--

(1,000,000
)

 Other related parties

--

(300,000
)

 Proceeds from loan payoffs

10,568,000

7,183,000

 Sale of investments in real estate loans to:

 VRM II

1,200,000

--

 MVP REIT

500,000

--

 Third parties

375,000

2,012,000

 Proceeds related to sale of real estate held for sale

349,000

1,446,000

 Proceeds from settlement with loan guarantor

--

978,000

 Proceeds related to real estate held for sale – extension fees

12,000

5,000

 Purchase of marketable securities

(2,036,000
)

--

 Proceeds from sale of marketable securities

2,111,000

--

 Proceeds from sale of marketable security – related party

--

26,000

 Proceeds from recovery from 1701 Commerce

84,000

--

 Investment in asset held for sale

--

(80,000
)

 Investment in equity method investee

(3,107,000
)

--

 Investment in equity method investee – held for sale

(1,376,000
)

--

 Proceeds from settlement  income

--

55,000

 Proceeds from dividends

5,000

--

 Proceeds from note receivable

123,000

126,000

 Net cash provided by (used in) investing activities

$
6,491,000

$
(3,718,000
)

 Cash flows from financing activities:

 Principal payments on notes payable

$
(159,000
)

$
(166,000
)

 Proceeds from distribution from assets held for sale

589,000

--

 Purchase of treasury stock at cost

(1,155,000
)

--

 Net cash used in financing activities

$
(725,000
)

$
(166,000
)

 NET CHANGE IN CASH

5,106,000

(4,276,000
)

 Cash, beginning of period

2,482,000

6,758,000

 Cash, end of period

$
7,588,000

$
2,482,000

The accompanying notes are an integral part of these consolidated financial statements.

 VESTIN REALTY MORTGAGE I, INC

 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

 For the Year Ended

 December 31,

 2013

 2012

 Supplemental disclosures of cash flows information:

 Interest paid

$
4,000

$
4,000

 Non-cash investing and financing activities:

 Adjustment to note receivable and related allowance

$
508,000

$
1,183,000

 Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan

$
350,000

$
--

 Retirement of treasury stock

$
1,155,000

$
1,045,000

 Acquisition of marketable securities – related party from settlement of notes receivable

$
(534,000
)

$
--

 Note payable relating to prepaid D & O insurance policy

$
158,000

$
166,000

 Real estate held for sale through deed in lieu, net of prior allowance

$
--

$
787,000

 Asset held for sale acquired through foreclosure, net of prior allowance

$
--

$
(3,059,000
)

 Write off of interest receivable and related allowance

$
--

$
228,000

 Unrealized gain on marketable securities

$
1,000

$
--

 Unrealized gain on marketable securities - related party

$
128,000

$
156,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE A — ORGANIZATION

Vestin Realty Mortgage I, Inc. (“VRM I”) formerly Vestin Fund I, LLC (“Fund I”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as (“Mortgage Assets”).  In addition we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in December 1999.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to April 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012. Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012. Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock will no longer be subject to such restrictions.  In connection with the termination of our REIT status, we also amended our stockholders’ rights plan to provide that a stockholder, other than Michael Shustek, may own up to 20% of outstanding shares of common stock, and that Michael Shustek may own up to 35% of outstanding shares of common stock.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  In December 2013, we acquired a 40% interest in MVP Realty Advisors, LLC (“MVP Advisor”), the manager of MVP REIT, Inc., pursuant to a membership interest transfer agreement, dated as of December 19, 2013, between MVP Capital Partners, LLC (“MVP Capital”) and us.  Pursuant to the transfer agreement, we did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP RA. In recognition of MVP Capital’s substantial investment in MVP RA for which MVP Capital received no up-front consideration, the transfer agreement further provide that once we and Vestin Realty Mortgage II, Inc. have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once we and Vestin Realty Mortgage II, Inc.  have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP RA.  This acquisition was approved by the independent members of our Board of Directors.

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

Investment in Marketable Securities and Investment in Marketable Securities – Related Party

Investment in marketable securities and investment in marketable securities– related party consists of stock in VRM II and MVP REIT and shares in a publicly traded company that invests in loans collateralized by real estate.  The securities are stated at fair value as determined by the closing market price as of December 31, 2013 and December 31, 2012.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the years ended December 31, 2013 and 2012.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect our Board or Directors to reinstate dividends in the foreseeable future.

Treasury Stock

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The repurchases will be funded from our available cash.  During the year ended December 31, 2013 we purchased 638,206 shares of treasury stock for approximately $1.2 million.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2013, we operated in one reportable segment related to investments in real estate loans.  Our minority interest in real property has not been reported as a segment.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM I, TRS I, our wholly owned subsidiary dissolved in January 2014, and VREO XXV, LLC, in which we have a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable. The carrying values of these instruments approximate their fair values due to their short-term nature. Marketable securities and marketable securities – related party and investment in real estate loans are further described in Note L – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities and marketable securities- related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2013 we had approximately $8.0 million in funds in excess, and as of December 31, 2012, we had no funds in excess of the federally-insured limits.

As of December 31, 2013, 26%, 60% and 14% of our loans were in Arizona, Nevada and Texas, respectively, compared to 79%, and 12% in Nevada and Michigan at December 31, 2012, respectively.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

As of December 31, 2013, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of December 31, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 80% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, secured by property located in Nevada, Texas and Arizona.  All are first lien positions with interest rates between 7.75% and 8.00%, and an aggregate outstanding balance of approximately $2.7 million.  As of December 31, 2013, all three of our largest loans were considered performing.

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

Common Guarantors

As of December 31, 2013 and 2012, there were three and four loans, respectively, totaling approximately $2.7 million and $5.0 million, respectively, representing approximately 79.8% and 35.5%, respectively, of our portfolio’s total value, which had a common guarantor.  As of December 31, 2013, all of these loans are considered performing.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2013 and 2012, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2013 and 2012, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of December 31, 2013, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6.0% to 9.0% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2013, were as follows:

 Loan Type

 Number of Loans

 Balance *

 Weighted Average Interest Rate

 Portfolio Percentage

 Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

 Commercial

5

$
3,271,000

7.99
%

97.20
%

65.24
%

 Land

1

94,000

6.00
%

2.80
%

49.67
%

 Total

6

$
3,365,000

7.94
%

100.00
%

64.81
%

Investments in real estate loans as of December 31, 2012, were as follows:

 Loan Type

 Number of Loans

 Balance *

 Weighted Average Interest Rate

 Portfolio Percentage

 Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

 Commercial

13

$
13,947,000

8.23
%

99.33
%

64.21
%

 Land

1

94,000

6.00
%

0.67
%

53.81
%

 Total

14

$
14,041,000

8.21
%

100.00
%

66.79
%

 *

 Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans. The weighted average interest rate on performing loans only, as of December 31, 2013 and 2012, was 7.94% and 8.21%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2013 and 2012:

 Loan Type

 Number of Loans

 December 31, 2013

 Balance *

 Portfolio

 Percentage

 Number of Loans

 December 31, 2012 Balance *

 Portfolio

 Percentage

 First deeds of trust

6

$
3,365,000

100.00
%

12

$
13,058,000

93.00
%

 Second deeds of trust

--

--

--

2

983,000

7.00
%

 Total

6

$
3,365,000

100.00
%

14

$
14,041,000

100.00
%

 *

 Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2013:

 January 2014 – March 2014

$
1,606,000

 April 2014 – June 2014

484,000

 July 2014 – September 2014

875,000

 October 2014 – December 2014

400,000

 Thereafter

--

 Total

$
3,365,000

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2013 and 2012:

 December 31, 2013 Balance *

 Portfolio Percentage

 December 31, 2012 Balance *

 Portfolio Percentage

 Arizona

$
875,000

26.01
%

$
--

--

 Michigan

--

--

1,741,000

12.40
%

 Nevada

2,006,000

59.60
%

11,157,000

79.46
%

 Texas

484,000

14.39
%

484,000

3.45
%

 Utah

--

--

659,000

4.69
%

 Total

$
3,365,000

100.00
%

$
14,041,000

100.00
%

 *

 Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

 December 31, 2013

 December 31, 2012

 Balance per loan portfolio

$
3,365,000

$
14,041,000

 Less:

 Allowance for loan losses (a)

--

(183,000
)

 Balance per consolidated balance sheets

$
3,365,000

$
13,858,000

 (a)

 Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2013, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

As of December 31, 2013, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 0%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2013 and December 31, 2012.

 As of December 31, 2013

 Balance

 Allowance for loan losses *

 Balance, net of allowance

 Non-performing loans – no related allowance

$
--

$
--

$
--

 Non-performing loans – related allowance

--

--

--

 Subtotal non-performing loans

--

--

--

 Performing loans – no related allowance

3,365,000

--

3,365,000

 Performing loans – related allowance

--

--

--

 Subtotal performing loans

3,365,000

--

3,365,000

 Total

$
3,365,000

$
--

$
3,365,000

 As of December 31, 2012

 Balance

 Allowance for loan losses*

 Balance, net of allowance

 Non-performing loans – no related allowance

$
--

$
--

$
--

 Non-performing loans – related allowance

--

--

--

 Subtotal non-performing loans

--

--

--

 Performing loans – no related allowance

12,941,000

--

12,941,000

 Performing loans – related allowance

1,100,000

(183,000
)

917,000

 Subtotal performing loans

14,041,000

(183,000
)

13,858,000

 Total

$
14,041,000

$
(183,000
)

$
13,858,000

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

Specific Reserve Allowances

As of December 31, 2013, we have provided a specific reserve allowance for one performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2013 and 2012 by loan type.

 Loan Type

 Balance at

 12/31/2012

 Specific Reserve Allocation

 Loan Pay Downs and Settlements

 Write Off

 Transfers to REO and Notes Receivable

 Balance at

 12/31/2013

 Commercial

$
183,000

$
588,000

$
771,000

$
--

$
--

$
--

 Total

$
183,000

$
588,000

$
771,000

$
--

$
--

$
--

 Loan Type

 Balance at

 12/31/2011

 Specific Reserve Allocation

 Write Off

 Loan Pay Downs and Settlements

 Transfers to REO and Notes Receivable

 Balance at

 12/31/2012

 Commercial

$
5,412,000

$
40,000

$
(1,000,000
)

$
(1,983,000
)

$
(2,286,000
)

$
183,000

 Construction

73,000

--

--

(73,000
)

--

--

 Total

$
5,485,000

$
40,000

$
(1,000,000
)

$
(2,056,000
)

$
(2,286,000
)

$
183,000

Troubled Debt Restructuring

As of December 31, 2012 we had one loan, totaling approximately $0.8 million that met the definition of a Troubled Debt Restructuring or TDR.  We had no such loans as of December 31, 2013.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been no loans that became TDR loans.

The following is a breakdown of our TDR loans that were considered performing and non-performing as of December 31, 2012:

 Total

 Performing

 Non-Performing

 Loan Type

 Number of Loans

 Fund Balance

 Number of Loans

 Fund Balance

 Number of Loans

 Fund Balance

 Commercial

1

$
750,000

1

$
750,000

--

$
--

 Total

1

$
750,000

1

$
750,000

--

$
--

During December 2013, we accepted a discounted loan payoff.  The discount of approximately $0.4 million was previously recognized through a provision for loan loss.

Extensions

As of December 31, 2013, our manager had granted extensions on three outstanding loans, totaling approximately $7.5 million, of which our portion was approximately $1.9 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2013 and 2012, we owned 134,270 shares of VRM II’s common stock, representing approximately 4.96% and 4.99%, respectively, of the total outstanding shares.  The closing price of VRM II’s common stock on December 31, 2013, was $1.70 per share, resulting in an unrealized gain for the year ended December 31, 2013.

During the three months ended December 31, 2013, the trading price for VRM II’s common stock ranged from $1.56 to $2.19 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

As of December 31, 2013, we owned 61,961 shares of common stock of MVP REIT, Inc. (“MVP REIT”), a non-traded REIT.  The shares were assigned to us by SERE, LLC in consideration of the cancellation of certain unsecured notes, as described in Note J below.  We recorded a gain of approximately $534,000 upon receipt of such shares and the shares are recorded on our balance sheet as Investment in MVP REIT valued at $534,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering.

NOTE F — INVESTMENT IN MARKETABLE SECURITIES

As of December 31, 2013, we owned 1,062 shares of a publicly traded company that invests in loans collateralized by real estate. The closing price of the common stock on December 31, 2013 was $12.12 per share, resulting in an unrealized gain of approximately $1,000. Additionally, for the year ended December 31, 2013, we sold 115,819 shares for a realized gain of approximately $87,000.

NOTE G — REAL ESTATE HELD FOR SALE

At December 31, 2013 we held two properties with a total carrying value of approximately $0.3 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

During December 2013, we, VRM II and Fund III sold a REO property to an unrelated third party for approximately $1.7 million, of which our portion was approximately $.03 million.  A net gain of approximately $20,000 was recorded.

During December 2013, we, VRM II and Fund III sold a REO property to an unrelated third party for approximately $0.2 million, of which our portion was approximately $56,000.  This property is fully allowed for and a net gain was recorded for the full amount.

As of December 31, 2013 our REO properties consisted of raw land which did not have operations.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

 Beginning balance, January 1, 2013

$
580,000

 Real estate held for sale acquired through foreclosure

--

 Additional investment in REO

--

 Proceeds on nonrefundable earnest money deposit

(12,000
)

 Write down

--

 Sale

(248,000
)

 Ending balance, December 31, 2013

$
320,000

 Beginning balance, January 1, 2012

$
2,409,000

 Real estate held for sale acquired through foreclosure

787,000

 Additional investment in REO

80,000

 Proceeds on nonrefundable extension fee

(5,000
)

 Write down

(1,232,000
)

 Sale

(1,459,000
)

 Ending balance, December 31, 2012

$
580,000

NOTE H — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During May 2012, we, VRM II and Fund III foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $4.4 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which will be reported as an asset held for sale from the date of this foreclosure. During May and December 2013 we, VRM II and VF III received distributions in the amount of $797,000 of which our portion was $589,000.

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

We performed an allocation as of the foreclosure date as follows:

 Cash

$
308,000

 Property and equipment

3,841,000

 Current assets

14,000

 Accounts payable and accrued liabilities

(23,000
)

      Net assets

$
4,140,000

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the year ended December 31, 2013.

The following is summary of net assets held for sale through December 31, 2013:

 December 31, 2013

 Assets:

 Cash

$
40,000

 Current assets

33,000

 Property and equipment

3,853,000

        Total assets

$
3,926,000

 Liabilities:

 Accounts payable and accrued liabilities

$
38,000

      Total liabilities

38,000

 Net assets held for sale

$
3,888,000

The following is a summary of the results of operations related to the assets held for sale for the year ended December 31, 2013:

 For The Year

  Ended

 December 31, 2013

 Revenue

$
686,000

 Expenses

(356,000
)

 Net Income

$
330,000

NOTE I — RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Management Agreement, such acquisitions and sales are made without any mark up or mark down.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans and real estate investments, thereby providing us with additional capital to make additional loans and investments in real estate.

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the year ended December 31, 2013 and 2012 was $276,000 and $268,000, respectively, for each period.

As of December 31, 2013 and 2012, our manager owned 100,000 of our common shares, representing approximately 1.8% and 1.6%, respectively, of our total outstanding common stock.  For the year ended December 31, 2013 and 2012, we declared $0 in dividends payable to our manager.

As of December 31, 2013 and 2012 we did not owe or have any receivables from our manager.

During May 2012, our manager received total consultation fee of approximately $17,000, related to the sale of a REO property owned by VRM II, Fund III and us.

During the year ended December 31, 2012, we bought approximately $0.1 million in real estate loans from Vestin Mortgage. No gain or loss resulted from these transactions.

Transactions with Other Related Parties

As of December 31, 2013 and December 31, 2012, we owned 134,270 common shares of VRM II, representing approximately 4.7% and 4.4%, respectively, of their total outstanding common stock.  For the years ended December 31, 2013 and 2012 we recognized $0 in dividend income from VRM II.

As of December 31, 2013 and 2012, VRM II owned 538,178 of our common shares, approximately 9.4% and 8.5%, respectively, of our total outstanding common stock.  For the years ended December 31, 2013 and 2012, we declared $0 in dividends payable to VRM II.

As of December 31, 2013 we owned 60,810 of MVP REIT common stock.  For the year ended December 31, 2013 we recognized $10,000 in dividends income from MVP REIT.  As of December 31, 2013, we also owned a 40% interest in MVP Realty Advisors, LLC, the advisor of MVP REIT.

As of December 31, 2013 we had receivables from VRM II of approximately $54,000.  As of December 31, 2012 we owed VRM II approximately $0.2 million, primarily related to legal fees.

As of December 31, 2013 we had no receivable from Fund III.  As of December 31, 2012 we had a receivable with Fund III of approximately $8,000.

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

See also Notes J – Notes Receivable and M - Investment in Equity Method Investee below.

NOTE J — NOTES RECEIVABLE

As of November 30, 2010, we had five loans totaling approximately $19.0 million, of which our portion is approximately $0.5 million, before allowances totaling approximately $7.3 million, of which our portion was approximately $0.2 million, and were guaranteed by common guarantors. Pursuant to agreements entered into on March 16, 2009 and July 2, 2009, which modified these loans, three of these loans continued to be secured by real property and two became unsecured due to the permanent financing being obtained for less than the outstanding balance on the loans. On November 30, 2010, we entered into additional agreements to modify the terms related to these five loans in order to further enhance our investment. Pursuant to these additional agreements, we obtained an additional guarantor, interest in operating profits and aggregate sales proceeds of approximately $534,000 less operating profits previously received related to these properties. The new guarantor is the managing member of the borrowing entities who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.  As a result of releasing our deeds of trust we classified these loans as unsecured notes receivable for the same amount and recognized a full allowance on this balance.

During 2013, SERE, LLC (“SERE”), the loan guarantor whose managing member is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005,  entered into a purchase agreement with MVP REIT, Inc. (“MVP REIT”) to sell six office buildings associated with the unsecured notes receivables mentioned above.  Upon the closing of the sale of each office building, we terminated the unsecured note receivable and received from SERE MVP REIT shares of common stock which equate to the amount of our notes receivables pursuant to MVP REIT’s current offering.  We have recorded these shares as Investment in Marketable Securities – Related Party on our balance sheet and recognized their receipt as a gain related to recovery of notes receivable previously written off on the consolidated statements of operations for the year ending December 31, 2013.  The shares are currently illiquid as MVP REIT is not listed on any exchange.

The following is a summary of the MVP REIT shares we have received in consideration of cancelling the unsecured notes receivable:

 Property Name

 Date shares received

 Approximate Receivable Balance

 Price Per Share

 Number of shares received

 Wolfpack, LLC

 August 2013

$
43,000

8.865

4,800

 Building C, LLC

 August 2013

$
196,000

8.775

22,328

 Building A, LLC

 September 2013

$
196,000

8.775

22,328

 Devonshire, LLC

 September 2013

$
34,000

8.775

3,909

 SE Property, LLC

 October 2013

$
35,000

8.775

4,041

 ExecuSuites, LLC

 November 2013

$
30,000

8.775

3,404

During December 2006, we and VRM II entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $137,000.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  During 2011, we had received $42,000 in regularly scheduled principal payments.  Also during 2011, an agreement which would accept approximately $76,000 as a final payment for the note was approved, of which approximately $69,000 was received.  No payments were received in 2013.  The balance of this agreement of approximately $5,000 was fully reserved as of December 31, 2013.  Payments will be recognized as income when received.

During April 2012, we, VRM II and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.2 million was moved to notes receivable and remains fully allowed for.  We receive monthly payments of approximately $11,000.  As of December 31, 2013 the balance is approximately $50,000.

NOTE K — NOTES PAYABLE

In April 2013, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.25%.  The agreement required a down payment of $53,000 and nine monthly payments of approximately $18,000 beginning on May 27, 2013.  As of December 31, 2013, the outstanding balance of the note was approximately $18,000.  Interest expense for the year ended December 31, 2013 amounted to approximately $3,000.  During January 2014, the outstanding balance of the note was paid in full

In April 2012, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.25%.  The agreement required a down payment of approximately $56,000 and nine monthly payments of approximately $19,000 beginning on May 27, 2012.  As of December 31, 2012, the outstanding balance of the note was approximately $19,000.  Interest expense for the year ended December 31, 2012 amounted to approximately $4,000.   During January 2013, the outstanding balance of the note was paid in full.

NOTE L — FAIR VALUE

As of December 31, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities and marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following tables present the valuation of our financial assets as of December 31, 2013 and 2012, measured at fair value on a recurring basis by input levels:

 Fair Value Measurements at Reporting Date Using

 Quoted Prices in Active Markets For Identical Assets (Level 1)

 Significant Other Observable Inputs (Level 2)

 Significant Unobservable Inputs (Level 3)

 Balance

 at 12/31/13

 Carrying Value on Balance Sheet at 12/31/13

 Assets

 Investment in marketable securities - related party

$
1,457,000

$
--

$
--

$
1,457,000

$
1,457,000

 Investment in marketable securities

$
13,000

$
--

$
--

$
13,000

$
13,000

 Investment in real estate loans

$
--

$
--

$
3,353,000

$
3,353,000

$
3,365,000

 Fair Value Measurements at Reporting Date Using

 Quoted Prices in Active Markets For Identical Assets (Level 1)

 Significant Other Observable Inputs (Level 2)

 Significant Unobservable Inputs (Level 3)

 Balance at 12/31/2012

 Carrying Value on Balance Sheet at 12/31/2012

 Assets

 Investment in marketable securities - related party

$
784,000

$
--

$
--

$
784,000

$
784,000

 Investment in real estate loans

$
--

$
--

$
13,870,000

$
13,870,000

$
13,858,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to December 31, 2013.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2013 to December 31, 2013.

 Investment in real estate loans

 BaFlance on January 1, 2013

 $

 13,870,000

 Change in temporary valuation adjustment included in net income

        Net decrease in allowance for loan losses

 183,000

 Purchase and additions of assets

 New mortgage loans and mortgage loans bought

 2,317,000

 Sales, pay downs and reduction of assets

 Collections of principal and sales of investment in real estate loans

 (10,918,000)

 Sale of assets to related parties

 (1,700,000)

 Sale of assets to third parties

 (375,000)

 Temporary change in estimated fair value based on future cash flows

 (24,000)

 Balance on December 31, 2013, net of temporary valuation adjustment

 $

 3,353,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to December 31, 2012:

 Investment in real estate loans

 Balance on January 1, 2012

$
10,827,000

 Change in temporary valuation adjustment included in net income (loss)

 Net increase in allowance for loan losses

(40,000
)

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

 Purchase and additions of assets

 New mortgage loans and mortgage loans bought

15,395,000

 Transfer of real estate loans to real estate held for sale

(936,000
)

 Transfer of real estate loan to asset held for sale

(4,434,000
)

 Transfer of real estate loans converted to unsecured notes receivable

(989,000
)

 Sales, pay downs and reduction of assets

 Collections of principal and sales of investment in real estate loans

(9,148,000
)

 Reduction of balance of real estate loan following settlement

(1,101,000
)

 Write-off for uncollectable loan

(1,000,000
)

 Temporary change in estimated fair value based on future cash flows

(48,000
)

 Balance on December 31, 2012, net of temporary valuation adjustment

$
13,870,000

Note M — INVESTMENT IN EQUITY METHOD INVESTEE

On July 26, 2013, we, MVP REIT and VRM II entered into an agreement to acquire six parking facilities from the same seller. We have formed limited liability companies with MVP REIT and VRM II to acquire five of the properties based on ownership noted in the table below. The limited liability companies will be jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. MVP REIT has the right, at any time, with 10 days written notice, to purchase VRM II’s and our interest in the limited liability company (the “Purchase Right”).  The price for the Purchase Right shall be equal to VRM II’s and our capital contribution plus a 7.5% annual cumulative return less any Distributions received by VRM II or us.

The following is a summary of the purchase per the agreement:

 Ownership

 Property Name

 Purchase Date

 Purchase Price

 VRM II

 VRM I

 MVP

 MVP PF Ft Lauderdale 2013, LLC

 July 31, 2013

$
3,400,000

68
%

--

32
%

 MVP PF Memphis Court 2013, LLC

 August 28, 2013

$
1,000,000

51
%

44
%

5
%

 MVP PF Memphis Poplar 2013, LLC

 August 28, 2013

$
2,000,000

51
%

44
%

5
%

 MVP PF Kansas City 2013, LLC

 August 28, 2013

$
2,800,000

51
%

44
%

5
%

 MVP PF Baltimore 2013, LLC

 September 4, 2013

$
2,300,000

51
%

44
%

5
%

 MVP PF St. Louis 2013, LLC

 September 4, 2013

$
2,000,000

51
%

44
%

5
%

$
13,500,000

All of the parking facilities are currently leased to tenants under triple net leases, therefore no specific party has additional management responsibility or decision making authority beyond their ownership interest.

In accordance with ASC 805-10-25-13, the following is the preliminary purchase price allocation:

 Property Name

 Amount

 VRM I’s Accounting Method

 Ft Lauderdale

$
3,400,000

 Not applicable

 Memphis Court

$
190,000

 Equity Method

 Memphis Poplar

$
2,685,000

 Equity Method

 Kansas City

$
1,550,000

 Equity Method

 Baltimore

$
1,550,000

 Equity Method

 St. Louis

$
4,125,000

 Equity Method

$
13,500,000

Upon the closing of the purchases described above, three of the six triple net leases were terminated which included a 180 day termination period.  Management is in current negotiations to enter into new triple net leases.  Upon completion of the new lease agreements, we will obtain updated appraisals to determine final purchase price allocation.

Management has commenced a plan to sell MVP PF Kansas City 2013, LLC and during January 2014 sold MVP PF Baltimore 2013, LLC.  These properties have been reported as Discontinued Operations in the accompanying statement of operations.

The following table summarizes the estimated fair values of the assets acquired at the acquisition date for our 2013 acquisition:

 Assets

 Land and improvements – continued operations

$
770,000

 Building and improvements – continued operations

2,310,000

 Land and improvements – discontinued operations

341,000

 Building and improvements – discontinued operations

1,023,000

     Total assets acquired

4,444,000

 Liabilities

 Liabilities

--

     Total liabilities

--

 Net assets and liabilities acquired

$
4,444,000

The following is a summary of the results of operations related to the acquisitions for the year ended December 31, 2013:

 For The Year Ended

 December 31, 2013

 Triple-net lease revenue – continued operations

$
132,000

 Triple-net lease revenue – discontinued operations

71,000

 Expenses – continued operations

(86,000
)

 Expenses – discontinued operations

(42,000
)

 Net income

$
75,000

 % of ownership

44
%

$
32,000

The Company and MVP CP entered into a membership interest transfer agreement (the “Transfer Agreement”), dated as of December 19, 2013, pursuant to which the Company has acquired from the Seller 20% of the membership interests (the “Acquired Interests”) of MVP RA. The Company and VRM II, Inc. now own 40% and 60% of the aggregate membership interests of MVP RA. The Company previously disclosed an agreement in principle with MVP CP to acquire the Acquired Interests in a Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

Pursuant to the Transfer Agreement, the Company did not pay any up-front consideration for the Acquired Interests, but will be responsible for its proportionate share of future expenses of MVP RA. In recognition of MVP CP’s substantial investment in MVP RA for which MVP CP received no up-front consideration, the Transfer Agreement and the amended operating agreement of MVP RA further provide that once the Company and Vestin Realty Mortgage I, Inc. have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once they have received an annualized return on their Capital Investment of 7.5%, then MVP CP will receive one-third of the net profits of MVP RA.

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

The hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale are being held in a debtor in possession account subject to the hotel’s operating accounts payable and claims made through the bankruptcy court.  The balance, if any, will be paid over to the owners of 1701 Commerce according to their interest.  On January 9, 2014, the bankruptcy court entered its Order Confirming the First Amended Plan of Reorganization (the “Plan”). 1701 Commerce is in the process of resolving allowed and disputed claims according to the Plan.

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

NOTE Q— INCOME TAXES

We operated as a REIT through December 31, 2011. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2013.

The components of the provision for income tax benefit are as follows for the year ended:

 12/31/2013

 12/31/2012

 Current Taxes

     Federal

$
--

$
--

     State

--

--

     Total Current Taxes

--

--

 Change in Deferred Taxes

192,050

52,000

 Change in Valuation Allowance

(192,050
)

(52,000
)

 Provision for income tax expense (benefit)

$
--

$
--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2013:

 Deferred Tax Assets:

    Write down on real estate held for sale

$
88,000

    Recovery of allowance for doubtful notes receivable

248,000

    Impairment on investment in MVP Realty Advisors

48,000

    Net operating loss carryforward

13,520,000

    Total Deferred Tax Assets

13,904,000

    Valuation allowance

(13,904,000
)

    Deferred Tax Assets, net of valuation allowance

--

    Non-current portion

--

    Current portion

$
--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2013 was 34%.  The Company has established a valuation allowance against deferred tax assets of $13,904,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carryforward timing differences.

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

NOTE R — SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

On January 14, 2014, we, VRM II and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.

During January 2014, we paid our manager approximately $183,000 of management fees for services to be performed from February 2014 through March 2014.

During January 2014, we, VRM II and MVP REIT issued a promissory note with Key Bank National Association for $4.3 million secured by certain parking facilities which we own a minority interest.  This note bears an annual interest rate of 4.94%, and is payable in monthly principal and interest payments of approximately $25,000.

During the year ended December 31, 2013, we and VRTB participated with MVP REIT in the acquisition of six parking facilities. Pursuant to these acquisitions, MVP REIT has the right to purchase our interest in these facilities equal to our capital contribution plus a 7.5% annual cumulative return less any distributions received by us and VRTB (“Purchase Right”) (For additional details, see NOTE M “Investments in Equity Method Investee”). On March 20, 2014, our Board of Directors along with the Board of Directors for VRTB and MVP REIT approved a transaction whereby MVP REIT will exercise the Purchase Right to acquire our and VRTB’s interest in the five parking facilities, net of the assumed debt secured by the real estate (see Subsequent Events describing the sale of one parking facility) in exchange we and VRTB will receive interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged will be paid in cash. Following this transaction, MVP REIT will hold 100% interest in the five parking facilities. We and VRTB will hold 100% interest in the four office properties. As of the date of this report, the transaction has not been completed and certain amounts are being finalized however we expect this transaction to close during April 2014.

 ITEM 9.

 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A.

 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2013.

 ITEM 9B.

 OTHER INFORMATION

None.

PART III

 ITEM 10.

 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day-to-day basis by Vestin Mortgage, a majority-owned subsidiary of Michael V. Shustek.

Directors and Executive Officers

The following table sets forth the names, ages as of March 31, 2014 and positions of the individuals who serve as our directors and executive officers as of March 31, 2014:

 Name

 Age

 Title

 Michael V. Shustek

55

 President, Chief Executive Officer and Director

 Tracee Gress (4)

43

 Chief Financial Officer

 Frederick J. Leavitt (1)(2)(3)

43

 Director

 Donovan Jacobs(1)(2)(3)

57

 Director

 Kenneth A Seltzer (1)(2)(3)

61

 Director

 (1)

 Member of the audit committee.

 (2)

 Member of the nominating committee.

 (3)

 Member of the compensation committee.

 (4)

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2013, Strategix Solutions dedicated to us a total of three employees, including Tracee Gress, our CFO.

The following table sets forth the names, ages as of March 31, 2014 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

 Name

 Age

 Title

 Michael V. Shustek

55

 President, Chief Executive Officer and Chairman

 Tracee Gress

43

 Chief Financial Officer

 Michael J. Whiteaker

64

 Vice President of Regulatory Affairs

Directors, Executive Officers and certain significant employees of Vestin Realty Mortgage I, Vestin Mortgage (our manager), Vestin Originations or our affiliates.

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

Tracee Gress was appointed as our Chief Financial Officer (CFO) on January 14, 2013.  In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM II and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Ms. Gress is a Certified Public Accountant and has worked for LL Bradford for approximately 5 years. Ms. Gress has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

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

Fredrick J. Leavitt was a director for Vestin Group from November 2004 to December 2005.  He has been a member of our board of directors since January 2006 and was a director for VRM I from January 2006 until he resigned in January 2008.  Since August of 1993 Mr. Leavitt has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review.  Additionally, Mr. Leavitt sits on various audit committees involving the utility industry.  Mr. Leavitt is a CPA and a graduate of University of Nevada Las Vegas.  The Board also determined that Mr. Leavitt meets the audit committee financial expert requirements of NASDAQ Marketplace Rule 4350(d)(2)(A).  Mr. Leavitt’s experience as an accountant provides the Board with an important perspective on financial reporting and internal controls.

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

 •

 The class II directors are Mr. Jacobs, and their terms will expire at the 2014 annual meeting of stockholders; and

 •

 The class III directors are Mssrs. Shustek and Leavitt, and their terms will expire at the 2015 annual meeting of stockholders.

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

During the year ended December 31, 2013, the Board held two meetings, the Audit Committee held six meetings, the Compensation Committee held no meetings and the Nominating Committee held no meetings.  During 2013, no director attended less than 75% of the aggregate number of meetings held by the Board, and each committee of which such director was a member.  Directors are encouraged to attend annual meetings of our stockholders.  At the last annual meeting of stockholders, all of the three then-current directors attended.

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

As of March 31, 2014, the Board constituted the following committees:

Audit Committee

Kenneth A Seltzer (Chairman)

Donovan Jacobs

Fredrick J. Leavitt

Compensation Committee

Donovan Jacobs (Chairman)

Kenneth A Seltzer

Fredrick J. Leavitt

Nominating Committee

Fredrick J. Leavitt (Chairman)

Kenneth A. Seltzer

Donovan Jacobs

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Seltzer (chair), Mr. Jacobs and Mr. Leavitt, met in March 2014 in connection with the audit of our 2013 financial statements, and the audit committee members held a total of four meetings in fiscal 2013. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.

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

Nominating Committee – Our Nominating Committee was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2013, the Nominating Committee, consisting of Mr. Leavitt (chair), Mr. Seltzer and Mr. Jacobs, held no meetings.

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager, Vestin Mortgage; and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2013 the Compensation Committee, consisting of Mr. Jacobs (chair), Mr. Seltzer and Mr. Leavitt held no meetings.  On April 13, 2011, the compensation committee met and reaffirmed the directors’ fees of $500 per meeting and the Manager’s fee.  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

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

 ITEM 11.

 EXECUTIVE COMPENSATION

We currently have no employees. Our day-to-day management functions are performed by our manager and related affiliates. Our executive officers are all employees of our manager or its affiliates and are utilized by our manager to provide management, acquisition, advisory and certain administrative services for us. We do not pay any of these individuals for serving in their respective positions.  We pay our manager a management fee of up to 0.25% of the amounts raised by us and Fund I through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2013, we paid our manager $276,000 for its management services, which represented approximately 19% of the revenues received by our manager and its affiliates in 2013.

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

Except as specified above, our independent directors receive $500 for each board meeting and committee meeting they attend, whether in person or by phone, and are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings.

 ITEM 12.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 31, 2014, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 5,712,653 shares of our common stock as of March 31, 2014.

 Name and Address of

 Beneficial Owner

 Amount and Nature of

 Beneficial Ownership

 Percent of Class

 Vestin Realty Mortgage II, Inc.

 8880 West Sunset Road, Suite 200

 Las Vegas, NV 89148

 Sole voting and investment power of 538,178 shares

9.4
%

 Michael V. Shustek

 8880 West Sunset Road, Suite 200

 Las Vegas, NV 89148

 Sole voting and investment power of 618,721 shares

10.8
%

 He Zhengxu

 5220 Belsera Court

 Reno, NV 89519

 Shared voting and investment power of 506,317 shares

8.8
%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 3, 2014, by:

 •

 Each director;

 •

 Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

 •

 All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 5,712,653 shares of our total outstanding common stock as of March 31, 2014.

 Common Shares Beneficially Owned

 Beneficial Owner

 Address

 Number

 Percent

 Michael V. Shustek (1)

 8880 W. Sunset Road, Suite 200, Las Vegas, NV  89148

618,721

10.8
%

 Donovan Jacobs

 1347 Tavern Rd. #18, PMB201

 Alpine, CA 91901

--

--

 Kenneth A Seltzer

 17 Candlewyck Dr.

 Henderson, NV  89052

--

--

 Fredrick J. Leavitt.

 P.O. Box 91683

 Henderson, NV  89009

--

--

 All directors and executive officers as a group (5 persons)

619,161

10.8
%

**  Less than one percent of our total outstanding common stock.

 (1)

Mr. Shustek is the Chairman, Managing Member and Chief Executive Officer of Vestin Mortgage.  Mr. Shustek is the beneficial owner of 618,721 shares of our common stock, representing approximately 10.8% of our outstanding common stock (based upon 5,712,653 shares of common stock outstanding at March 3, 2014).  Mr. Shustek directly owns 518,721 shares of our common stock (totaling 9.1%) and indirectly owns and has economic benefit of 100,000 shares of our common stock (totaling 1.8%) through his ownership of Vestin Mortgage.

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

Director Independence.  The Board of Directors has determined that each of the current non-employee Directors (i.e., Messrs. Jacobs, Leavitt and  Seltzer) are “independent,” as that term is defined in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc.’s listing requirements. In making these determinations, the Board of Directors did not rely on any exemptions to The Nasdaq Stock Market, Inc.’s requirements.

 ITEM 14.

 PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2013 and 2012, De Joya Griffith, LLC (“De Joya Griffith”) and JLK Rosenberger, LLP (“JLK”) services to us as follows:

 De Joya Griffith December 31, 2013

 JLK

 December 31, 2012

 Audit Fees

$
63,000

$
125,000

 Audit Related Fees

$
--

$
--

 Tax Fees

$
--

$
--

 All Other Fees

$
--

$
--

De Joya Griffith and JLK did not perform any non-audit services for us in the years ended December 31, 2013 and 2012.

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

(a) 3.  Exhibits

Reference is made to the Exhibit Index appearing immediately after the signature page to this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Vestin Realty Mortgage I, Inc.

 By:

 /s/ Michael V. Shustek

 Michael V. Shustek

 President and Chief Executive Officer

 Date:

 March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature

 Capacity

 Date

 /s/ Michael V. Shustek

 President and Chief Executive Officer and Director

 March 31, 2014

 Michael V. Shustek

 (Principal Executive Officer)

 /s/ Tracee Gress

 Chief Financial Officer

 March 31, 2014

 Tracee Gress

 (Principal Financial and Accounting Officer)

 /s/ Donovan J. Jacobs

 Director

 March 31, 2014

 Donovan J. Jacobs

 /s/ Kenneth A. Seltzer

 Director

 March 31, 2014

 Kenneth A. Seltzer

 /s/ Fredrick J. Leavitt

 Director

 March 31, 2014

 Fredrick J. Leavitt

EXHIBIT INDEX

 Exhibit No.

 Description of Exhibits

 2.1(1)

 Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant

 2.2(5)

 Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC

 3.1(1)

 Articles of Incorporation of the Registrant

 3.2(1)

 Bylaws of the Registrant

 3.3(1)

 Form of Articles Supplementary of the Registrant

 4.1(1)

 Reference is made to Exhibits 3.1, 3.2 and 3.3, 10.1 and 10.5

 4.2(2)

 Specimen Common Stock Certificate

 4.3(1)

 Form of Rights Certificate

 10.1(1)

 Form of Management Agreement between Vestin Mortgage and the Registrant

 10.2(1)

 Form of Rights Agreement between the Registrant and the rights agent

 10.3 (4)

 Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.

 10.4 (6)

 Deed in Lieu Agreement

 10.5(7)

 First Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent

 10.5(7)

 Second Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent

 10.6 (8)

 Membership Interest Transfer Agreement, dated as of December 19, 2013, between Registrant and MVP Capital Partners, LLC.

 14 (3)

 Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics

 21.1*

 List of subsidiaries of the Registrant

 31.1*

 Section 302 Certification of Michael V. Shustek

 31.2*

 Section 302 Certification of Tracee Gress

 32*

 Certification Pursuant to 18 U.S.C. Sec. 1350

 101*

The following material from the Company's annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2013 and 2012, (iv) Consolidated Statement of Equity for the years ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (vi) Notes to the Consolidated Financial Statements.

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

 (5)

 Incorporated herein by reference to the Form 8-K/A filed on August 14, 2012 (File No. 000-51964)

 (6)

 Incorporated herein by reference to the Form 10-K filed on March 16, 2012 (File No. 000-51964)

 (7)

 Incorporated herein by reference to the Form 8-K filed on July 13, 2012 (File No. 000-51964)

 (8)_

 Incorporated herein by reference to the Form 8-K filed on December 26, 2013 (File No. 000-51964)

 *

 Filed concurrently herewith.