Form 10-Q
period 2014-05-09
Vestin Realty Mortgage I, Inc.
filed 2014-05-14
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014, there were 5,712,653 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS
	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$8,312,000	$7,588,000
Investment in marketable securities - related party	1,326,000	1,457,000
Investment in marketable securities	--	13,000
Investment in equity method investee – held for sale	2,710,000	4,515,000
Interest and other receivables, net of allowance of $0 at March 31, 2014 and December 31, 2013	3,000	4,000
Notes receivable, net of allowance of $728,000 at March 31, 2014 and December 31, 2013	--	--
Real estate owned held for sale	320,000	320,000
Asset held for sale	4,021,000	3,926,000
Investment in real estate loans, net of allowance for loan losses of $0 at March 31, 2014 and December 31, 2013	4,109,000	3,365,000
Due from related parties	--	54,000
Other assets	45,000	76,000
Total assets	$20,846,000	$21,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities	$74,000	$36,000
Liabilities related to asset held for sale	53,000	38,000
Due to related parties	37,000	--
Notes payable	--	18,000
Total liabilities	164,000	92,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 5,712,653 shares issued and outstanding at March 31, 2014, and 5,712,653 shares issued and outstanding at December 31, 2013	1,000	1,000
Additional paid-in capital	60,062,000	60,062,000
Accumulated deficit	(40,561,000)	(40,137,000)
Accumulated other comprehensive income	144,000	285,000
Total stockholders' equity before non-controlling interest – related parties	19,646,000	20,211,000
Non-controlling interest – related parties	1,036,000	1,015,000
Total stockholders’ equity	20,682,000	21,226,000
Total liabilities and stockholders' equity	$20,846,000	$21,318,000

The accompanying notes are an integral part of these financial statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended March 31,
	2014	2013
Revenues
Interest income from investment in real estate loans	$81,000	$284,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	--	15,000
Total revenues	81,000	299,000
Operating expenses
Management fees - related party	69,000	69,000
Impairment on MVP Realty Advisors	411,000	--
Acquisition expense	1,000	--
Professional fees	84,000	41,000
Insurance	53,000	56,000
Consulting	25,000	19,000
Other	27,000	28,000
Total operating expenses	670,000	213,000
Income (loss) from operations	(589,000)	86,000
Non-operating income
Gain on sale of marketable securities	1,000	--
Dividend income	9,000	--
Recovery from settlement with loan guarantor	102,000	--
Total other non-operating income, net	112,000	--

Provision for income taxes	--	--

Income (loss) from continuing operations	(477,000)	86,000

Discontinued operations, net of income taxes
Net gain (loss) on sale of real estate held for sale	(5,000)	26,000
Income from equity method investee held for sale	43,000	--
Income from assets held for sale, net of income taxes	80,000	99,000
Expenses related to real estate held for sale	(44,000)	(21,000)
Total income from discontinued operations	74,000	104,000

Net income (loss)	(403,000)	190,000
Allocation to non-controlling interest – related parties	(21,000)	(26,000)
Net income (loss) attributable to common stockholders	$(424,000)	$164,000

Basic and diluted income (loss) per weighted average common share
Continuing operations	$(0.09)	$0.01
Discontinued operations	0.02	0.02
Total basic and diluted income (loss) per weighted average common share	$(0.07)	$0.03
Dividends declared per common share	$--	$--
Weighted average common shares	5,712,653	6,340,859

The accompanying notes are an integral part of these financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended March 31,
	2014	2013

Net income (loss)	$(403,000)	$190,000

Unrealized holding loss on available-for-sale securities – related parties	(141,000)	(135,000)

Comprehensive income (loss)	(544,000)	55,000
Net loss attributable to noncontrolling interest	(21,000)	(26,000)

Comprehensive income (loss) attributable to Vestin Realty Mortgage I, Inc.	$(565,000)	$29,000

The accompanying notes are an integral part of these financial statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(403,000)	$190,000
Adjustments to reconcile net income to net cash used in operating activities:
Recovery of allowance for doubtful notes receivable	--	(15,000)
Gain on sale of marketable securities	(1,000)	--
Dividend from MVP REIT (DRIP Shares)	(9,000)	--
Recognized gain on sale of HFS	(23,000)	(23,000)
Impairment on MVP Realty Advisors	411,000	--
Loss from sale of investment in equity method investee	5,000	--
Income from equity method investee held for sale	(43,000)	--
Change in operating assets and liabilities:
Interest and other receivables	1,000	--
Due to/from related parties	91,000	(175,000)
Deferred gain on sale of HFS	--	(10,000)
Other assets	31,000	26,000
Asset held for sale, net of liabilities	(80,000)	(99,000)
Accounts payable and accrued liabilities	61,000	(40,000)
Net cash provided by (used in) operating activities	41,000	(146,000)

Cash flows from investing activities:
Investments in real estate loans	(2,298,000)	(800,000)
Proceeds from loan payoffs	1,304,000	659,000
Sale of investments in real estate loans to third parties	250,000	--
Proceeds from sale of marketable securities	13,000	--
Proceeds from investment in equity method investee	1,157,000	--
Proceeds from sale of investment in equity method investee held for sale	686,000	--
Investment in MVP Realty Advisors	(411,000)	--
Proceeds from notes receivable	--	15,000
Net cash provided by (used in) investing activities	701,000	(126,000)

Cash flows from financing activities:
Principal payments on notes payable	(18,000)	(19,000)
Net cash used in financing activities	(18,000)	(19,000)

NET CHANGE IN CASH	724,000	(291,000)
Cash and cash equivalents, beginning of period	7,588,000	2,482,000
Cash and cash equivalents, end of period	$8,312,000	$2,191,000

Supplemental disclosures of cash flows information:
Interest expense	$--	$--
Non-cash investing and financing activities:
Unrealized gain on marketable securities - related party	$(141,000)	$(135,000)

The accompanying notes are an integral part of these financial statements.

VESTIN REALTY MORTGAGE I, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage I, Inc. (“VRM I”, the “Company”, “we”, “us”, or “our”) formerly Vestin Fund I, LLC (“Fund I”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as (“Mortgage Assets”).  In addition we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in December 1999.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to April 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.

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

In December 2013, we acquired a 40% interest in MVP Realty Advisors, LLC (“MVP Advisor”), the manager of MVP REIT, Inc., pursuant to a membership interest transfer agreement, dated as of December 19, 2013, between MVP Capital Partners, LLC (“MVP Capital”) and us.  Pursuant to the transfer agreement, we did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP RA. In recognition of MVP Capital’s substantial investment in MVP RA for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM II have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once we and VRM II have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP RA.  This acquisition was approved by the independent members of our Board of Directors.  MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking and self-storage facilities located throughout the United States as its core assets.

As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2013 annual report filed on Form 10-K.

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

Reclassifications

Certain amounts in the December 31, 2013 consolidated financial statements have been reclassified to conform to the March 31, 2014 presentation.  On March 20, 2014, our Board of Directors along with the Board of Directors for VRM II and MVP REIT approved a transaction whereby MVP REIT will exercise the Purchase Right to acquire our and VRM II’s interest in the remaining five parking facilities, net of the assumed debt secured by the real estate; in exchange, we and VRM II will receive interest in four office properties, net of the assumed debt secured by the real estate.  The investment in equity method investee as of December 31, 2013 is now presented as held for sale.

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

Investment in Marketable Securities and Investment in Marketable Securities – Related Party

Investment in marketable securities and investment in marketable securities– related party consists of stock in VRM II and MVP REIT.  The securities are stated at fair value as determined by the closing market price as of March 31, 2014 and December 31, 2013.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended March 31, 2014 and December 31, 2013.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  However, our minority interest in real property has not been reported as a segment.  As of March 31, 2014, we operated in one reportable segment related to investments in real estate loans.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM I and VREO XXV, LLC, in which we have a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable. The carrying values of these instruments approximate their fair values due to their short-term nature. Marketable securities and marketable securities – related party and investment in real estate loans are further described in Note M – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities and marketable securities- related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2014 and December 31, 2013 we had approximately $7.8 and $8.0 million, respectively, in funds in excess of the federally-insured limits.

As of March 31, 2014, 25% and 67% of our loans were in California and Nevada, respectively, compared to 26%, 60% and 14% of our loans in Arizona, Nevada and Texas at December 31, 2013, respectively.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

As of March 31, 2014 and December 31, 2013, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of March 31, 2014, the aggregate amount of loans to our three largest borrowers represented approximately 82% of our total investment in real estate loans.  These real estate loans consisted of two commercial loans secured by property located in Nevada and one construction loan secured by property located in California.  All are first lien positions with interest rates between 7.00% and 9.00%, and an aggregate outstanding balance of approximately $3.4 million.  As of March 31, 2014, all three of our largest loans were considered performing.

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

Common Guarantors

As of March 31, 2014 and December 31, 2013, there were two and three loans, respectively, totaling approximately $1.7 million and $2.7 million, respectively, representing approximately 40.4% and 79.8%, respectively, of our portfolio’s total value, which had a common guarantor.  As of March 31, 2014, all of these loans are considered performing.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2014 and December 31, 2013, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2014 and December 31, 2013, we had two and no investment in real estate loans that had interest reserves.

Loan Portfolio

As of March 31, 2014, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 7.0% to 9.0% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2014, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	4	$3,089,000	7.69%	75.19%	53.62%
Construction	1	1,020,000	9.00%	24.81%	67.63%
Total	5	$4,109,000	8.01%	100.00%	57.09%

Investments in real estate loans as of December 31, 2013, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	5	$3,271,000	7.99%	97.20%	65.24%
Land	1	94,000	6.00%	2.80%	49.67%
Total	6	$3,365,000	7.94%	100.00%	64.81%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans. The weighted average interest rate on performing loans only, as of March 31, 2014 and December 31, 2013, was 8.01% and 7.94%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2014 and December 31, 2013:

Loan Type	Number of Loans	March 31, 2014 Balance *	Portfolio Percentage	Number of Loans	December 31, 2013 Balance *	Portfolio Percentage

First deeds of trust	5	$4,109,000	100.00%	6	$3,365,000	100.00%
Second deeds of trust	--	--	--	--	--	--
Total	5	$4,109,000	100.00%	6	$3,365,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2014:

April 2014 – June 2014	$333,000
July 2014 – September 2014	1,328,000
October 2014 – December 2014	1,419,000
January 2015 – March 2015	1,029,000
Thereafter	--

Total	$4,109,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014 Balance *	Portfolio Percentage	December 31, 2013 Balance *	Portfolio Percentage

Arizona	$--	--	$875,000	26.01%
California	1,020,000	24.82%	--	--
Nevada	2,755,000	67.05%	2,006,000	59.60%
Texas	334,000	8.13%	484,000	14.39%
Utah	--	--	--	--
Total	$4,109,000	100.00%	$3,365,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2014	December 31, 2013
Balance per loan portfolio	$4,109,000	$3,365,000
Less:
Allowance for loan losses	--	-
Balance per consolidated balance sheets	$4,109,000	$3,365,000

Non-Performing Loans

As of March 31, 2014 and December 31, 2013, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

As of March 31, 2014 and December 31, 2013, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 0%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	4,109,000	--	4,109,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	4,109,000	--	4,109,000

Total	$4,109,000	$--	$4,109,000

	As of December 31, 2013
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	3,365,000	--	3,365,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	3,365,000	--	3,365,000

Total	$3,365,000	$--	$3,365,000

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

Specific Reserve Allowances

As of March 31, 2014 and December 31, 2013, we had no specific reserve allowance.  The following table is a roll-forward of the allowance for loan losses for the years ended March 31, 2013 by loan type.

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

Extensions

As of March 31, 2014 and December 31, 2013, our manager had granted extensions on two and three outstanding loans, totaling approximately $6.3 and $7.5 million, respectively, of which our portion was approximately $1.7 and $1.9 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2014.

The following is summary of net assets held for sale through March 31, 2014:

March 31, 2014
Assets:
Cash	$152,000
Current assets	16,000
Property and equipment	3,853,000
Total assets	$4,021,000

Liabilities:
Accounts payable and accrued liabilities	$53,000
Total liabilities	53,000

Net assets held for sale	$3,968,000

The following is a summary of the results of operations related to the assets held for sale for the three months ended March 31, 2014:
For The Three Months Ended March 31, 2014

Revenue	$174,000
Expenses	(94,000)

Net Income	$80,000

NOTE F — INVESTMENT IN EQUITY METHOD INVESTEE AND NOTE RECEIVABLE FROM MVP REALTY ADVISORS

The Company and MVP Capital entered into a membership interest transfer agreement (the “Transfer Agreement”), dated as of December 19, 2013, pursuant to which the Company has acquired from the Seller 20% of the membership interests (the “Acquired Interests”) of MVP Advisor. The Company and VRM II, Inc. now own 40% and 60%, respectively, of the aggregate membership interests of MVP Advisor. The Company previously disclosed an agreement in principle with MVP Capital to acquire the Acquired Interests in a Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

Pursuant to the Transfer Agreement, the Company did not pay any up-front consideration for the Acquired Interests, but will be responsible for its proportionate share of future expenses of MVP Advisor. In recognition of MVP Capital’s substantial investment in MVP Advisor for which MVP Capital received no up-front consideration, the Transfer Agreement and the amended operating agreement of MVP Advisor further provide that once the Company and Vestin Realty Mortgage II, Inc. have been repaid in full for any capital contributions to MVP Advisor or for any expenses advanced on MVP Advisor’s behalf (“Capital Investment”), and once they have received an annualized return on their Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisor.

We have made loans of approximately $551,000 to MVP RA, the manager of MVP REIT.  We believe MVP RA has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP RA have not been significant.  We may not realize interest income from the loan to MVP RA until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP RA; however the decision by MVP RA to forgive the full amount creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the three months ended March 31, 2014, we impaired approximately $411,000 of the amounts loaned MVP RA.  We have not forgiven the balance due from MVP RA however the decision by MVP RA to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of March 31, 2014.

NOTE G — INVESTMENT IN EQUITY METHOD INVESTEE HELD FOR SALE

On July 26, 2013, we, MVP REIT and VRM II entered into an agreement to acquire six parking facilities from the same seller. We formed limited liability companies with MVP REIT and VRM II to acquire five of the properties based on ownership noted in the table below. The limited liability companies were jointly managed by MVP Advisors and Vestin Mortgage, LLC. MVP REIT had the right, at any time, with 10 days written notice, to purchase VRM II’s and our interest in the limited liability company (the “Purchase Right”).  The price for the Purchase Right was equal to VRM II’s and our capital contribution plus a 7.5% annual cumulative return less any Distributions received by VRM II or us.

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
		$13,500,000

All of the parking facilities are currently leased to tenants under triple net leases; therefore no specific party has additional management responsibility or decision making authority beyond their ownership interest.

In accordance with ASC 805-10-25-13, the following is the preliminary purchase price allocation:
Property Name	Amount	VRM I’s Accounting Method
Ft Lauderdale	$3,400,000	Not applicable
Memphis Court	$190,000	Equity Method
Memphis Poplar	$2,685,000	Equity Method
Kansas City	$1,550,000	Equity Method
Baltimore	$1,550,000	Equity Method
St. Louis	$4,125,000	Equity Method
	$13,500,000

Upon the closing of the purchases described above, three of the six triple net leases were terminated which included a 180 day termination period.  Management has negotiated to enter into new triple net leases.  Upon completion of the new lease agreements, we are obtaining updated appraisals to determine final purchase price allocation.

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

On January 14, 2014, we, VRM II and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.  On March 20, 2014, our Board of Directors along with the Board of Directors for VRM II and MVP REIT approved a transaction whereby MVP REIT will exercise the Purchase Right to acquire our and VRM II’s interest in the remaining five parking facilities, net of the assumed debt secured by the real estate; in exchange, we and VRM II will receive interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged will be paid in cash. Following this transaction, MVP REIT will hold 100% interest in the five parking facilities. We and VRM II will hold 100% interest in the four office properties.

The following is a summary of the results of operations related to the investments in equity method investee held for sale during the three months ended March 31, 2014:

For The Three Months Ended March 31, 2014

Triple-net lease revenue	$148,000
Expenses	(51,000)
Net income	97,000
% of ownership	44%
$43,000

On April 30, we completed the property exchange with MVP REIT pursuant to which we exchanged our interests in the parking properties for certain interests in commercial office buildings.  See, Note Q - Subsequent Events.

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2014 and December 31, 2013, we owned 134,270 shares of VRM II’s common stock, representing approximately 4.96% of the total outstanding shares.  The closing price of VRM II’s common stock on March 31, 2014, was $5.75 per share, resulting in an unrealized gain for the three months ended March 31, 2014.

During the three months ended March 31, 2014, the trading price for VRM II’s common stock ranged from $5.00 to $7.40 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

As of March 31, 2014 and December 31, 2013, we owned 63,038 and 61,961 shares of common stock, respectively, of MVP REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  We recorded a gain of approximately $534,000 upon receipt of such shares, and the shares are recorded on our balance sheet as Investment in MVP REIT valued at $554,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering. During the three months ended March 31, 2014 we received 1,077 shares through MVP REIT’s distribution reinvestment program.

NOTE I — INVESTMENT IN MARKETABLE SECURITIES

During January 2014, we sold 1,062 shares of a publicly traded company that invests in loans collateralized by real estate for a realized gain of approximately $1,000.

NOTE J — REAL ESTATE OWNED HELD FOR SALE

At March 31, 2014 and December 31, 2013 we held two properties with a total carrying value of approximately $0.3 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

As of March 31, 2014 our REO properties consisted of raw land on which did not have operations.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$320,000
Real estate held for sale acquired through foreclosure	--
Additional investment in REO	--
Write down	--
Sale	--
Ending balance, March 31, 2014	$320,000

Beginning balance, January 1, 2013	$580,000
Proceeds on nonrefundable extension fee	(12,000)
Sale	(248,000)
Ending balance, December 31, 2013	$320,000

NOTE K — RELATED PARTY TRANSACTIONS

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2014 and 2013 was $69,000 and $69,000, respectively, for each period.

As of March 31, 2014 and December 31, 2013, our manager owned 100,000 of our common shares, representing approximately 1.8% of our total outstanding common stock.  For the three months ended March 31, 2014 and 2013, we declared $0 in dividends payable to our manager.

Transactions with Other Related Parties

As of March 31, 2014 and December 31, 2013, we owned 134,270 common shares of VRM II, representing approximately 4.96% of their total outstanding common stock.  For the three months ended March 31, 2014 and 2013 we recognized $0 in dividend income from VRM II.

As of March 31, 2014 and December 31, 2013, VRM II owned 538,178 of our common shares, approximately 9.4% of our total outstanding common stock.  For the three months ended March 31, 2014 and 2013, we declared $0 in dividends payable to VRM II.

As of March 31, 2014 and December 31, 2013 we owned 63,038 and 61,961, respectively, of MVP REIT common stock. During the three months ended March 31, 2014 we received 1,077 shares through MVP REIT’s distribution reinvestment program.  For the year ended December 31, 2013 we recognized $10,000 in dividend income, and for the three months ended March 31, 2014, we recognized $9,000 in dividend income, from MVP REIT.  As of March 31, 2014 and December 31, 2013, we also owned a 40% interest in MVP Realty Advisors, LLC, the advisor of MVP REIT.

We have made loans of approximately $551,000 to MVP RA, the manager of MVP REIT.  We believe MVP RA has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP RA have not been significant.  We may not realize interest income from the loan to MVP RA until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP RA; however the decision by MVP RA to forgive the full amount creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the three months ended March 31, 2014, we impaired approximately $411,000 of the amounts loaned MVP RA.  We have not forgiven the balance due from MVP RA however the decision by MVP RA to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of March 31, 2014.

As of March 31, 2014 we owed approximately $37,000 to VRM II.  As of December 31, 2013 we had receivables from VRM II of approximately $54,000.

NOTE L — COMMITMENTS AND CONTINGENCIES

During January 2014, we, VRM II and MVP REIT issued a promissory note with Key Bank National Association for $4.3 million secured by certain parking facilities which we own a minority interest.  This note bears an annual interest rate of 4.94%, and is payable in monthly principal and interest payments of approximately $25,000.

NOTE M — FAIR VALUE

As of March 31, 2014, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities and marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees held for sale.

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

The following tables present the valuation of our financial assets as of March 31, 2014 and 2013, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/14	Carrying Value on Balance Sheet at 03/31/14
Assets
Investment in equity method investee – held for sale	$--	$--	$2,710,000	$2,710,000	$2,710,000
Investment in marketable securities - related party	$1,326,000	$--	$--	$1,326,000	$1,326,000
Investment in real estate loans	$--	$--	$4,103,000	$4,103,000	$4,109,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2013	Carrying Value on Balance Sheet at 12/31/2013
Assets
Investment in equity method investee – held for sale	$--	$--	$4,515,000	$4,515,000	$4,515,000
Investment in marketable securities - related party	$1,457,000	$--	$--	$1,457,000	$1,457,000
Investment in marketable securities -	$13,000	$--	$--	$13,000	$13,000
Investment in real estate loans	$--	$--	$3,353,000	$3,353,000	$3,365,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2014 to March 31, 2014.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2014 to March 31, 2014.

Investment in real estate loans

Balance on January 1, 2014	$3,353,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	2,298,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(1,304,000)
Sale of assets to third parties	(250,000)
Temporary change in estimated fair value based on future cash flows	6,000

Balance on March 31, 2014, net of temporary valuation adjustment	$4,103,000

Investment in equity method investee – held for sale

Balance on January 1, 2014	$4,515,000
Proceeds from note payable	(1,157,000)
Income from equity method investee held for sale	43,000
Sale of investment in equity method investee held for sale	(691,000)

Balance on March 31, 2014, net of temporary valuation adjustment	$2,710,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to March 31, 2013:

Investment in real estate loans

Balance on January 1, 2013	$13,870,000
Change in temporary valuation adjustment included in net income (loss)
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

The hotel was sold on July 17, 2013 for the sum of $49,300,000, which sale paid the senior lender in full.  The net proceeds of the sale and the cash on hand as of the date of the sale are being held in a debtor in possession account subject to the hotel’s operating accounts payable and claims made through the bankruptcy court.  The balance, if any, will be paid over to the owners of 1701 Commerce according to their interest. On January 9, 2014, the bankruptcy court entered its Order Confirming the First Amended Plan of Reorganization (the “Plan”). 1701 Commerce is in the process of resolving allowed and disputed claims according to the Plan.  The Plan pays all allowed claims 100 cents on the dollar plus interest.

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

Property Exchanges

In March 2014, the board of directors of the Company, MVP REIT and VRM II approved a transaction whereby MVP REIT exercised the Purchase Right to acquire the Company’s and VRM II’s interest in five parking facilities and VRM II’s interest in a storage facility, net of the assumed debt secured by the real estate; in exchange, the Company and VRM II received interest in four office properties, net of the assumed debt secured by the real estate.  The Company and VRM II transfered to MVP REIT all of their respective ownership interests in the following properties: the Ft. Lauderdale, Memphis Court, Memphis Poplar, Kansas City and St. Louis Parking Facilities and the Red Mountain Storage Facility (the “Transferred Properties”).  MVP REIT assumed all indebtedness incurred by the Company and VRM II in connection with their acquisition of interests in the Transferred Properties. In addition, pursuant to the terms of the Purchase Right, MVP REIT was obligated to pay to the Company and VRM II an amount equal to their respective investments in the Transferred Properties plus a 7.5% annual cumulative return less any distributions received by the Company and VRM II (the “Contractual Return”). Prior to the closing of the property exchanges, the Company had a 44% ownership interest in each of the parking facilities and no ownership interest in the storage facility that constitute the Transferred Properties.

Under the terms of the property exchanges, the Company and VRM II received from MVP REIT its entire interest in four office buildings located at 8860 West Sunset Road, Las Vegas, Nevada (“Wolfpack”), 8905 Post Road, Las Vegas, Nevada (“SE Properties”), 8925 Post Road, Las Vegas, Nevada (“Devonshire”) and 8945 Post Road, Las Vegas, Nevada (“ExecuSuites”) (collectively, the “Acquired Properties”).  The Company and VRM II assumed their respective pro rata share of the indebtedness incurred by MVP REIT in connection with its acquisition of the Acquired Properties.  VRM I and VRM II’s will own 28% and 72% ownership interests, respectively, in the Acquired Properties following the closing of the property exchanges.

For purposes of the property exchanges, the value of the properties exchanged was based upon their purchase price as all of the real estate assets were acquired during the previous nine months. The aggregate purchase price for the Company’s and VRM II’s interests in the Transferred Properties is approximately $14 million and the related indebtedness is approximately $5 million, resulting in a net value for purposes of the exchange of approximately $9 million.  In addition, MVP REIT was obligated to pay the Company and VRM II, in the aggregate, approximately $500,000 as their Contractual Return on the Transferred Properties.  The aggregate purchase price for the interests in the Acquired Properties to be transferred to the Company and VRM II is approximately $25 million and the related indebtedness is approximately $14 million, resulting in a net value for purposes of the exchange of approximately $11 million.  In light of the difference between the net value to be received by the Company and VRM II and the net value transferred by the Company and VRM II, the Company and VRM II paid MVP REIT, in the aggregate, approximately $1.4 million.

The property exchanges were completed on April 30, 2014.

New Executives

VRTB announced that Steven Reed has been hired as President of MVP Realty Advisors, LLC, a Nevada limited liability company (“MVPRA”) commencing May 5, 2014. Mr. Michael Shustek will continue to serve as the Manager of MVPRA.  MVPRA is owned forty percent (40%) by VRTB and sixty percent (60%) by Vestin Realty Mortgage II, Inc., a Maryland corporation (“VRTB”), In addition to his position at MVPRA, Mr. Reed will serve in the same executive capacities at MVP REIT, Inc., a Maryland corporation (“MVP”) which is the entity managed by MVPRA, and at MVP American Securities, a broker-dealer affiliated with MVP.

Mr. Reed entered into an employment agreement with MVPRA and the affiliates named above for a one (1) year term.  Mr. Reed’s salary is Four Hundred Thousand Dollars ($400,000) per annum.  The base salary is payable by MVPRA. In addition, Mr. Reed’s employment agreement contains certain incentive and bonus provisions payable by  MVPRAs and MVP American Securities.

Prior to joining MVPRA, Mr. Reed, age 55, served as Product Manager for ARC Realty Finance Trust from September 2013 to March 2014 where he was responsible for sales, marketing and operations.  Prior to joining ARC, from February 2010 to August 2013 Mr. Reed served as a Divisional Vice President of NorthStar Realty Securities where he was responsible for sales west of the Mississippi.  From 2003 to 2010 Mr. Reed served as Senior Regional Vice President for Dividend Capital Securities and from 1995 to 2003 he served as West Sales Director for Scudder Investments. Mr. Reed has a BS in Aeronautical Science from Embry-Riddle Aeronautical University from which he graduated in 1981 and an MS from the University of Southern California in System Management from which he graduated in 1983. In addition, Mr. Reed holds FINRA Series 7, 24, 53, 63, 65 licenses.

VRTA also announced the hiring of Roland Quast as Senior Executive Vice President of MVPRA commencing May 5, 2014.  In addition, Mr. Quast will serve in the same capacities at MVP and at MVP American Securities.  Mr. Quast entered into an employment agreement for a one (1) year term with MVPRA.  Mr. Quast’s primary duties include consulting on financial matters and working with broker dealers and registered investment advisors.

Prior to joining MVPRA, Mr. Quast, age 49, served as Vice President - National Accounts for the Dallas based broker-dealer Behringer Securities LP where he was brought in to help maintain and expand broker-dealer relationships to coincide with the launch of new alternative investment programs.  Prior to joining Behringer, Mr. Quast was Senior Vice President and Director of Strategic Accounts for the Denver-based broker-dealer division of NRF Capital Markets (NYSE: NRF). From 2009 to 2011, he was responsible for launching the retail sales program and developing the broker-dealer sales channel for NorthStar Realty Finance Corporation, a real estate finance company that focuses on originating and acquiring real estate debt, real estate securities and net lease properties.  From 2003to 2009 Mr. Quast was Vice President of National Accounts for Dividend Capital Securities with responsibility for retail securities sales and the management of national broker-dealer accounts.  Mr. Quast has a BBA in finance and a BA in economics from The University of Minnesota and FINRA Series 7, 24 and 63 licenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2014 and 2013.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS

OVERVIEW

We were formed in May 2006 and our primary business objective at that time was to generate income while preserving principal by investing in real estate loans. At our annual meeting held on December 15, 2011, a majority of the shareholders voted to amend our Bylaws to expand our investment policy to include investments in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property.  A majority of the shareholders also voted to amend our charter to change the terms of our existence from its expiration date of December 31, 2019 to perpetual existence. As a result we have begun to acquire, manage, renovate, reposition, sell or otherwise invest in real property or acquire entities involved in the ownership or management of real property. We operated as a REIT through December 31, 2011.  On March 28, 2012, we announced that we have terminated our election to be treated as a REIT under the Code, effective for the tax year ended December 31, 2012.

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

During the three months ended March 31, 2014, we funded two loans totaling approximately $2.3 million.  During the three months ended March 31, 2013, we funded one loan totaling approximately $0.8 million.  As of March 31, 2014, our loan-to-value ratio was 57.09%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  An increase in loan defaults accompanied by declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

We have made loans of approximately $551,000 to our 40% owned subsidiary, MVP RA, the manager of MVP REIT.  We acquired our ownership interest in MVP RA in December 2013 from the sponsor of MVP REIT, MVP Capital. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking and self-storage facilities located throughout the United States as its core assets. We believe MVP RA has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP RA have not been significant.  We may not realize interest income from the loan to MVP RA or any return on our investment in MVP RA until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment.  We have not forgiven the balance due from MVP RA; however the decision by MVP Capital to forgive the full amount of its $3.6 million loan to MVP RA creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.

On January 14, 2014, we, VRM II and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.  As of March 31, 2014, we have invested approximately $4.5 million in real property, which represents a 44% ownership interest in five parking facilities subject to triple net leases.  On March 20, 2014, our Board of Directors along with the Board of Directors for VRTB and MVP REIT approved a transaction whereby MVP REIT will exercise the Purchase Right to acquire our and VRTB’s interest in the remaining five parking facilities, net of the assumed debt secured by the real estate; in exchange, we and VRTB will receive interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged will be paid in cash. Following this transaction, MVP REIT will hold 100% interest in the five parking facilities. We and VRTB will hold 100% interest in the four office properties.  These properties have been reported as Discontinued Operations in the accompanying statement of operations.  On April 30, 2014, we, VRM II and MVP REIT completed the property exchanges.  See “Note Q – Subsequent Events – Property Exchanges” to the financial statements included in this Quarterly Report for more information regarding the property exchanges.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Total Revenue:	2014	2013	$ Change	% Change
Interest income from investment in real estate loans	$81,000	$284,000	$(203,000)	(71)%
Recovery of allowance for doubtful notes receivable	--	15,000	(15,000)	(100)%
Total	$81,000	$299,000	$(218,000)	(72%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  During 2013, our investments in new real estate loans decreased; however we began  acquiring minority ownership interests in  real estate properties and have maintained a significant amount of cash. As we redeploy assets from loans to investments in real estate, we will recognize lower interest income from investment in real estate loans in future periods than we have in previous periods.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2014	2013	$ Change	% Change
Management fees – related party	$69,000	$69,000	$--	--
Impairment of MVP Realty Advisors	411,000	--	411,000	100%
Acquisition expense	1,000	--	1,000	100%
Professional fees	84,000	41,000	43,000	104%
Insurance	53,000	56,000	(3,000)	(5%)
Consulting	25,000	19,000	6,000	31%
Other	27,000	28,000	(1,000)	(3%)
Total	$670,000	$213,000	$457,000	214%

Operating expenses were 214% higher during the three months ended March 31, 2014 than during the three months ended March 31, 2013.  This increase is mainly due to the impairment of amounts we loaned MVP Realty Advisors (“MVP RA”) during the three months ended March 31, 2014 totaling $411,000.  We have not forgiven the balance due from MVP RA however the decision by MVP Capital, the sponsor of MVP REIT, to forgive the full amount of its $3.6 million loan to MVP RA creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of March 31, 2014. Under the terms of the Operating Agreement which governs MVP RA, any loans we may make to MVP RA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVP CP receiving any distributions from MVP RA. We will continue to review this investment and note receivable to determine whether future advances should be funded to MVP RA.

See Note P – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2014	2013	$ Change	% Change
Dividend income	$9,000	$--	$9,000	100%
Gain on sale of marketable securities	1,000	--	1,000	100%
Recovery from settlement with loan guarantor	102,000	--	102,000	100%
Total	$112,000	$--	$112,000	100%

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.1 million during the three months ended March 31, 2014.  No similar transaction occurred in 2013.

Discontinued operations, net of income taxes:	2014	2013	$ Change	% Change
Net gain (loss) on sale of real estate held for sale	$(5,000)	$26,000	$(31,000)	(119%)
Income from assets held for sale, net of income taxes	80,000	99,000	(19,000)	(19%)
Income from investment in equity method investee held for sale	43,000	--	43,000	100%
Expenses related to real estate held for sale	(44,000)	(21,000)	(23,000)	109%
Total	$74,000	$104,000	$(30,000)	(28%)

During the six months ended June 30, 2013 we recorded net gain of approximately $26,000 related to the sale of HFS in December 2011.  Additionally, during the third quarter of 2013, we acquired a non-controlling interest in six parking facilities along with VRM II and MVP REIT.  On January 14, 2014, we, VRM II and MVP REIT sold one of the parking facilities, MVP PF Baltimore 2013, LLC, to a third party for a loss of approximately $5,000..  In March 2014, the board approved the exchange of our interest in the five remaining parking facilities for interests in commercial offices buildings; because of this approval the parking facilities have been reclassified as assets held for sale. The exchange was completed on April 30, 2014.  The results of operations related to the non-controlling interest in these properties held for sale is recognized as income from investment in equity method investee held for sale as a part of discontinued operations included in the statements of operations.

See Note J — Real Estate Held For Sale, Note E – Assets Held for Sale and Discontinued Operations, and Note Q – Subsequent Events – Property Exchanges of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2014, net cash flows provided by operating activities approximated $41,000.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $2.3 million and impairment of investment in MVP Realty Advisors of approximately $0.4 million.  In addition, cash flows related to investing activities consisted of cash provided by payoffs of real estate loans of approximately $1.3 million, proceeds from sale of equity method investee held for sale, proceeds from investments in equity method investees, proceeds from the sale of marketable securities and proceeds from the sale of investments in real estate loans to third parties of approximately $2.1 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $18,000 to finance our directors’ and officers’ insurance policy.

At March 31, 2014, we had approximately $8.3 million in cash, $1.3 million in liquid marketable securities of related and unrelated parties and approximately $20.8 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Our interest in MVP RA has required, and may require us to continue to, direct a portion of our cash towards development of the business of MVP REIT, including in the form of loans totaling approximately $551,000 as of March 31, 2014.  To further support development of the business of MVP REIT, MVP RA also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. The return on our investment in MVP RA will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP RA, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its initial public offering or deploy the capital and operate its business successfully, then our return on our investment in MVP RA and the ability of MVP RA to repay our loans could be adversely impacted.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During 2013 we used approximately $1,155,000 to acquire 628,206 shares of our common stock.  As of March 31, 2014, we had no treasury stock.  We are not obligated to purchase any additional shares.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 13, 2014, we met our 3% reserve.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential.  The effective interest rates on all product categories range from 7.0% to 9%. Revenue by product will fluctuate based upon relative balances during the period.

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Asset Quality and Loan Reserves

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and our losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets from 2007 through 2009 reduced the availability of credit for many prospective borrowers.  While credit markets have generally improved, the commercial real estate markets in some of our principal areas of operation have not recovered, thereby resulting in continuing constraints on the availability of credit in these markets.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans or investments in real estate, thereby providing us with additional capital to invest in real estate or make additional loans.  For further information regarding related party transactions, refer to Note K – Related Party Transactions in the notes to our Consolidated Financial Statements in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2014, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:
Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$80,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$401,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$802,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(80,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(401,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(802,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2014, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$41,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$205,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$411,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(41,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(205,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(411,000)

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note O – Legal Matters Involving the Manager and Note P – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended March 31, 2014, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	--	$--	--	$3,385,269
February 1, 2014 – February 28, 2014	--	--	--	3,385,269
March 1, 2014 – March 31, 2014	--	--	--	3,385,269

Total	--	$--	--	$3,385,269

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics
101
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited) (iv) Consolidated Statement of Equity for the three months ended March 31, 2014 (unaudited) (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited)

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Form 8-K/A filed on November 14, 2011 (File No. 000-51964)
*	Filed concurrently herewith
**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 13, 2014

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	May 13, 2014