Form 10-Q
period 2014-08-08
Vestin Realty Mortgage I, Inc.
filed 2014-08-13
CIK 1328300

STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, there were 5,712,653 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS
	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$8,150,000	$7,628,000
Investment in marketable securities - related party	1,127,000	1,457,000
Investment in marketable securities	--	13,000
Investment in equity method investee	3,050,000	--
Investment in equity method investee – held for sale	--	4,515,000
Interest and other receivables, net of allowance of $0 at June 30 , 2014 and December 31, 2013	3,000	4,000
Investments in real estate and fixed assets
Land and improvements	1,390,000	1,390,000
Building and improvements	2,450,000	2,450,000
Furniture and fixtures	12,000	12,000
	3,852,000	3,852,000
Less: accumulated depreciation	(30,000)	--
Total investments in real estate and fixed assets, net	3,822,000	3,852,000
Notes receivable, net of allowance of $695,000 at June 30, 2014 and $728,000 at December 31, 2013	--	--
Real estate owned held for sale	--	320,000
Investment in real estate loans, net of allowance for loan losses of $0 at June 30, 2014 and December 31, 2013	3,933,000	3,365,000
Due from related parties	248,000	54,000
Other assets	193,000	110,000
Total assets	$20,526,000	$21,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities	$110,000	$74,000
Notes payable	119,000	18,000
Total liabilities	229,000	92,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 5,712,653 shares issued and outstanding at June 30, 2014, and 5,712,653 shares issued and outstanding at December 31, 2013	1,000	1,000
Additional paid-in capital	60,062,000	60,062,000
Accumulated deficit	(40,720,000)	(40,137,000)
Accumulated other comprehensive income	(64,000)	285,000
Total stockholders' equity before non-controlling interest – related parties	19,279,000	20,211,000
Non-controlling interest – related parties	1,018,000	1,015,000
Total stockholders’ equity	20,297,000	21,226,000
Total liabilities and stockholders' equity	$20,526,000	$21,318,000

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Interest income from investment in real estate loans	$77,000	$275,000	$158,000	$559,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	33,000	33,000	33,000	48,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	21,000	--	21,000
Rental revenue	182,000	172,000	356,000	340,000
Total revenues	292,000	501,000	547,000	968,000

Operating expenses
Management fees - related party	69,000	69,000	138,000	138,000
Payroll	15,000	11,000	30,000	18,000
Impairment MVP Realty Advisors	220,000	--	631,000	--
Operations and maintenance	41,000	91,000	120,000	153,000
Depreciation	30,000	--	30,000	--
Acquisition expense	--	--	1,000	--
Interest expense	1,000	1,000	1,000	1,000
Professional fees	137,000	164,000	221,000	205,000
Insurance	51,000	53,000	104,000	109,000
Consulting	26,000	31,000	51,000	50,000
Other	57,000	20,000	84,000	48,000
Total operating expenses	647,000	440,000	1,411,000	722,000

Income (loss) from operations	(355,000)	61,000	(864,000)	246,000

Non-operating income
Gain on sale of marketable securities	--	--	1,000	--
Dividend Income	10,000	--	19,000	--
Reversal of settlement reserve	--	16,000	--	16,000
Recovery from settlement with loan guarantor	--	--	102,000	--
Income from investment in equity method investee	28,000	--	28,000	--
Total non-operating income	38,000	16,000	150,000	16,000

Provision for income taxes	--	--	--	--
Income (loss) from continuing operations	(317,000)	77,000	(714,000)	262,000
Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	180,000	--	175,000	26,000
Income from investment in equity method investee	17,000	--	60,000	--
Expenses related to real estate held for sale	(18,000)	(8,000)	(62,000)	(29,000)
Total income (loss) from discontinued operations	179,000	(8,000)	173,000	(3,000)

Net income (loss)	(138,000)	69,000	(541,000)	259,000
Net income attributable to non-controlling interest – related party	63,000	18,000	42,000	44,000
Net income attributable to common stockholders	$(201,000)	$51,000	$(583,000)	$215,000

Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.06)	0.01	(0.12)	0.04
Discontinued operations	0.03	0.00	0.03	--
Total basic and diluted income (loss) per weighted
average common share	$(0.03)	$0.01	$(0.09)	$0.04
Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding	$5,712,653	$6,155,206	$5,712,653	$6,247,520

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$(138,000)	$69,000	$(541,000)	$259,000

Unrealized holding gain (loss) on available-for-sale securities – related party	(208,000)	237,000	(349,000)	102,000

Comprehensive income (loss)	(346,000)	306,000	(890,000)	361,000
Net income attributable to noncontrolling interest	63,000	18,000	42,000	44,000

Comprehensive income (loss) attributable to Vestin Realty Mortgage I, Inc.	$(409,000)	$288,000	$(932,000)	$317,000

The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(541,000)	$259,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	30,000	--
Gain related to recovery of allowance for doubtful notes receivable	(33,000)	(48,000)
Gain related to recovery of allowance for loan loss	--	(21,000)
Gain on sale of marketable securities	(1,000)	--
Gain on sale of real estate held for sale	(175,000)	--
Dividend from MVP REIT (DRIP Shares)	(19,000)	--
Recognized gain on sale of HFS	--	(26,000)
Gain on recovery from settlement with loan guarantor	(102,000)	--
Impairment on MVP Realty Advisors	631,000	--
Income from investment in equity method investee	(28,000)	--
Income from equity method investee held for sale	(60,000)	--
Change in operating assets and liabilities:
Interest and other receivables	1,000	8,000
Due to/from related parties	95,000	(183,000)
Deferred gain on sale of HFS	--	(7,000)
Other assets	86,000	38,000
Asset held for sale, net of liabilities	--	(169,000)
Accounts payable and accrued liabilities	37,000	(59,000)
Net cash used in operating activities	(79,000)	(208,000)
Cash flows from investing activities:
Investments in real estate loans	(4,106,000)	(1,250,000)
Proceeds from loan payoffs	2,838,000	4,664,000
Sale of investments in real estate loans to third parties
VRM II	--	1,200,000
MVP REIT	--	500,000
Third parties	700,000	210,000
Proceeds from sale of marketable securities	13,000	--
Proceeds from investment in equity method investee	1,157,000	--
Proceeds from sale of investment in equity method investee held for sale	691,000	--
Proceeds related to real estate held for sale	302,000	--
Purchase of real estate	(390,000)	--
Proceeds from settlement with loan guarantor	102,000	--
Investment in MVP Realty Advisors	(631,000)	--
Proceeds from notes receivable	33,000	48,000
Net cash provided by investing activities	709,000	5,372,000
Cash flows from financing activities:
Principal payments on notes payable	(69,000)	(54,000)
Purchase of treasury stock, at cost	--	(785,000)
Proceeds from distribution from assets held for sale	(39,000)	443,000
Net cash used in financing activities	(108,000)	(396,000)

NET CHANGE IN CASH	522,000	4,768,000
Cash and cash equivalents, beginning of period	7,628,000	2,482,000
Cash and cash equivalents, end of period	$8,150,000	$7,250,000

Supplemental disclosures of cash flows information:
Interest expense	$--	$1,000
Non-cash investing and financing activities:
Note payable relating to prepaid D&O insurance	$170,000	$158,000
Adjustment to note receivable and related allowance	$--	$43,000
Unrealized gain (loss) on marketable securities - related party	$(349,000)	$102,000
Asset Transfer	$3,022,000	$--
The accompanying notes are an integral part of these consolidated statements

VESTIN REALTY MORTGAGE I, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

In December 2013, we acquired a 40% interest in MVP Realty Advisors, LLC (“MVP Advisor”), the manager of MVP REIT, Inc., pursuant to a membership interest transfer agreement, dated as of December 19, 2013, between MVP Capital Partners, LLC (“MVP Capital”) and us.  Pursuant to the transfer agreement, we did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP RA. In recognition of MVP Capital’s substantial investment in MVP RA for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM II have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once we and VRM II have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP RA.  This acquisition was approved by the independent members of our Board of Directors.  MVP REIT is a SEC-registered, non-traded hybrid REIT that seeks to invest predominantly in parking  facilities located throughout the United States and loans secured by real estate as its core assets.

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

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the June 30, 2014 presentation.  Starting April 1, 2014, our investment in VREO XXV, LLC is considered held for use.

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

Investment in Marketable Securities and Investment in Marketable Securities – Related Party

Investment in marketable securities and investment in marketable securities– related party consists of stock in VRM II and MVP REIT.  The securities are stated at fair value as determined by the closing market price as of June 30, 2014 and December 31, 2013.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended June 30, 2014 and December 31, 2013.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2014, the Company operates both segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the six months ended June 30, 2014.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2014 and December 31, 2013 we had approximately $7.5 and $8.0 million, respectively, in funds in excess of the federally-insured limits.

As of June 30, 2014, 26% and 74% of our loans were in California and Nevada, respectively, compared to 26%, 60% and 14% of our loans in Arizona, Nevada and Texas at December 31, 2013, respectively.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

As of June 30, 2014 and December 31, 2013, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of June 30, 2014, the aggregate amount of loans to our three largest borrowers represented approximately 74% of our total investment in real estate loans.  These real estate loans consisted of two commercial loans secured by property located in Nevada and one construction loan secured by property located in California.  All are first lien positions with interest rates between 7.00% and 9.00%, and an aggregate outstanding balance of approximately $2.9 million.  As of June 30, 2014, all three of our largest loans were considered performing.

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

Common Guarantors

As of June 30, 2014, there were no loans with common guarantor.  As of December 31, 2013, there were three loans, totaling approximately $2.7 million, representing approximately 79.8%, of our portfolio’s total value, which had a common guarantor.

As of June 30, 2014, there were two loans, totaling approximately $0.6 million, representing approximately 15.4%, of our portfolio’s total value, which had a common guarantor.  As of December 31, 2013, there were no loans with common guarantor.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2014 and December 31, 2013, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2014 and December 31, 2013, we had two and no investment in real estate loans that had interest reserves.

Loan Portfolio

As of June 30, 2014, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 7.0% to 9.0% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2014, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	5	$2,913,000	6.20%	74.08%	53.21%
Construction	1	1,020,000	9.00%	25.92%	67.63%
Total	6	$3,933,000	8.04%	100.00%	56.95%

Investments in real estate loans as of December 31, 2013, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	5	$3,271,000	7.99%	97.20%	65.24%
Land	1	94,000	6.00%	2.80%	49.67%
Total	6	$3,365,000	7.94%	100.00%	64.81%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans. The weighted average interest rate on performing loans only, as of June 30, 2014 and December 31, 2013, was 8.04% and 7.94%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2014 and December 31, 2013:

Loan Type	Number of Loans	June 30, 2014 Balance *	Portfolio Percentage	Number of Loans	December 31, 2013 Balance *	Portfolio Percentage

First deeds of trust	6	$3,933,000	100.00%	6	$3,365,000	100.00%
Second deeds of trust	--	--	--	--	--	--
Total	6	$3,933,000	100.00%	6	$3,365,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2014:

July 2014 – September 2014	$877,000
October 2014 – December 2014	1,420,000
January 2015 – March 2015	1,028,000
April 2015 – June 2015	608,000
Thereafter	--

Total	$3,933,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014 Balance *	Portfolio Percentage	December 31, 2013 Balance *	Portfolio Percentage

Arizona	$--	--	$875,000	26.01%
California	1,020,000	25.93%	--	--
Nevada	2,913,000	74.07%	2,006,000	59.60%
Texas			484,000	14.39%
Utah	--	--	--	--
Total	$3,933,000	100.00%	$3,365,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2014	December 31, 2013
Balance per loan portfolio	$3,933,000	$3,365,000
Less:
Allowance for loan losses	--	--
Balance per consolidated balance sheets	$3,933,000	$3,365,000

Non-Performing Loans

As of June 30, 2014 and December 31, 2013, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

As of June 30, 2014 and December 31, 2013, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 0%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	3,933,000	--	3,933,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	3,933,000	--	3,933,000

Total	$3,933,000	$--	$3,933,000

	As of December 31, 2013
	Balance	Allowance for loan losses*	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	--	--	--
Subtotal non-performing loans	--	--	--

Performing loans – no related allowance	3,365,000	--	3,365,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	3,365,000	--	3,365,000

Total	$3,365,000	$--	$3,365,000

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

Specific Reserve Allowances

As of June 30, 2014 and December 31, 2013, we had no specific reserve allowance.  The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2013 by loan type.

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs and Settlements	Write Off	Transfers to REO and Notes Receivable	Balance at 12/31/2013

Commercial	$183,000	$588,000	$(771,000)	$--	--	$--
Total	$183,000	$588,000	$(771,000)	$--	--	$--

During December 2013, we accepted a discounted loan payoff.  The discount of approximately $0.4 million was previously recognized through a provision for loan loss.

Extensions

As of June 30, 2014 and December 31, 2013, our manager had granted extensions on one and three outstanding loans, totaling approximately $5 and $7.5 million, respectively, of which our portion was approximately $0.9 and $1.9 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENTS IN REAL ESTATE & FIXED ASSETS

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

Immediately upon foreclosure, we committed to a plan to sell all interests in VREO XXV, at which point we began classifying the related assets of VREO XXV as assets held for sale, and the related liabilities as liabilities related to assets held for sale. Additionally, we classified VREO XXV’s results as discontinued operations. During April 2014, we terminated the previous plan to sell the interests in VREO XXV due to the better than previously expected results of operations of the investment. Additionally, the related assets and liabilities have been retroactively reclassified from assets and related liabilities held for sale to classifications consistent with assets and related liabilities held for use. The results of operations related to this investment have also been retroactively reclassified from the discontinued operations section on the statement of operations to revenues and expenses from continuing operations. Lastly, during July 2014, we received debt financing collateralized by the underlying real estate of this investment. The proceeds from this financing will be used to acquire the remaining 100% ownership from Fund III and VRM II. The fair value assigned to this acquisition of the remaining interest will be determined using an appraisal valuing the ownership interest held by Fund III and VRM II.

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

We have made loans of approximately $771,000 to MVP RA, the manager of MVP REIT.  We believe MVP RA has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP RA have not been significant.  We may not realize interest income from the loan to MVP RA until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP RA; however the decision by MVP RA to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the six months ended June 30, 2014, we impaired approximately $631,000 of the amounts loaned to MVP RA.

Office Buildings

On April 30, 2014, following MVP REIT's exercise of it's purchase right (the "Purchase Right") and the receipt of approval form the board of directors of the Company, MVP REIT and VRM II. MVP REIT completed its acquisition of the Company’s and VRM II’s interest in five parking facilities and VRM II’s interest in a storage facility, net of the assumed debt secured by the real estate; In exchange, the Company and VRM II received MVP REIT's interest in four office properties, net of the assumed debt secured by the real estate.  The Company and VRM II transferred to MVP REIT all of their respective ownership interests in the following properties: the Ft. Lauderdale, Memphis Court, Memphis Poplar, Kansas City and St. Louis Parking Facilities and the Red Mountain Storage Facility (the “Transferred Properties”).  MVP REIT assumed all indebtedness incurred by the Company and VRM II in connection with their acquisition of interests in the Transferred Properties. In addition, pursuant to the terms of the Purchase Right, MVP REIT paid to the Company and VRM II an amount equal to their respective investments in the Transferred Properties plus a 7.5% annual cumulative return less any distributions received by the Company and VRM II (the “Contractual Return”). Prior to the closing of the property exchanges, the Company had a 44% ownership interest in each of the parking facilities and no ownership interest in the storage facility that constitute the Transferred Properties.

Under the terms of the property exchanges, the Company and VRM II received from MVP REIT its entire interest in four office buildings located at 8860 West Sunset Road, Las Vegas, Nevada (“Wolfpack”), 8905 Post Road, Las Vegas, Nevada (“SE Properties”), 8925 Post Road, Las Vegas, Nevada (“Devonshire”) and 8945 Post Road, Las Vegas, Nevada (“ExecuSuites”) (collectively, the “Acquired Properties”).  The Company and VRM II assumed their respective pro rata share of the indebtedness incurred by MVP REIT in connection with its acquisition of the Acquired Properties. As a result,  VRM I and VRM II each now owns 28% and 72% ownership interests, respectively, in the Acquired Properties following the closing of the property exchanges.

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

NOTE G — INVESTMENT IN EQUITY METHOD INVESTEE HELD FOR SALE

On January 14, 2014, we, VRM II and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.
On April 30, 2014 we completed the property exchange with MVP REIT pursuant to which we exchanged our interests in the parking properties for certain interests in commercial office buildings.  See Note F for additional information.

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2014 and December 31, 2013, we owned 134,270 shares of VRM II’s common stock, representing approximately 4.96% of the total outstanding shares.  The closing price of VRM II’s common stock on June 30, 2014, was $4.20 per share, resulting in an unrealized gain for the three months ended June 30, 2014.

During the three months ended June 30, 2014, the trading price for VRM II’s common stock ranged from $3.82 to $6.33 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

As of June 30, 2014 and December 31, 2013, we owned 64,133 and 61,961 shares of common stock, respectively, of MVP REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  We recorded a gain of approximately $534,000 upon receipt of such shares, and the shares are recorded on our balance sheet as Investment in MVP REIT valued at $563,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering. During the six months ended June 30, 2014 we received 2,172 shares through MVP REIT’s distribution reinvestment program.

NOTE I — INVESTMENT IN MARKETABLE SECURITIES

During January 2014, we sold 1,062 shares of a publicly traded company that invests in loans collateralized by real estate for a realized gain of approximately $1,000.

NOTE J — REAL ESTATE OWNED HELD FOR SALE

At June 30, 2014 and December 31, 2013 we held one and two properties, respectively, with no total carrying value and a carrying value of approximately $0.3 million, respectively, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

As of June 30, 2014 our REO properties consisted of raw land on which did not have operations.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$320,000
Real estate held for sale acquired through foreclosure	--
Additional investment in REO	--
Write down	--
Sale	(320,000)
Ending balance, June 30, 2014	$--

Beginning balance, January 1, 2013	$580,000
Proceeds on nonrefundable extension fee	(12,000)
Sale	(248,000)
Ending balance, December 31, 2013	$320,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the six months ended June 30, 2014 and 2013 was $138,000 and $138,000, respectively, for each period.

As of June 30, 2014 and December 31, 2013, our manager owned 100,000 of our common shares, representing approximately 1.8% of our total outstanding common stock.  For the six months ended June 30, 2014 and 2013, we declared $0 in dividends payable to our manager.

Transactions with Other Related Parties

As of June 30, 2014 and December 31, 2013, we owned 134,270 common shares of VRM II, representing approximately 4.96% of their total outstanding common stock.  For the six months ended June 30, 2014 and 2013 we recognized $0 in dividend income from VRM II.

As of June 30, 2014 and December 31, 2013, VRM II owned 538,178 of our common shares, approximately 9.4% of our total outstanding common stock.  For the six months ended June 30, 2014 and 2013, we declared $0 in dividends payable to VRM II.

As of June 30, 2014 and December 31, 2013 we owned 64,133 and 61,961, respectively, of MVP REIT common stock. During the six months ended June 30, 2014 we received 2,172 shares through MVP REIT’s distribution reinvestment program.  For the year ended December 31, 2013 we recognized $10,000 in dividend income, and for the six months ended June 30, 2014, we recognized $19,000 in dividend income, from MVP REIT.  As of June 30, 2014 and December 31, 2013, we also owned a 40% interest in MVP Realty Advisors, LLC, the advisor of MVP REIT.

On April 30, 2014, we completed the property exchange with MVP REIT pursuant to which we exchanged our and VRM I's interests in parking properties for MVP REIT's interest in commercial office buildings. See Note F for additional information.

We have made loans of approximately $771,000 to MVP RA, the manager of MVP REIT.  We believe MVP RA has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP RA have not been significant.  We may not realize interest income from the loan to MVP RA until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP RA; however the decision by MVP RA to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the six months ended June 30, 2014, we impaired approximately $631,000 of the amounts loaned MVP RA.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP RA.

As of June 30, 2014 and December 31, 2013 we had receivables from VRM II of approximately $246,000 and $54,000, respectively.

NOTE L — FAIR VALUE

As of June 30, 2014, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities and marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees held for sale.

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

The following tables present the valuation of our financial assets as of June 30, 2014 and 2013, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/2014	Carrying Value on Balance Sheet at 06/30/2014
Assets
Investment in equity method investee	$--	$--	$3,050,000	$3,050,000	$3,050,000
Investment in marketable securities - related party	$1,127,000	$--	$--	$1,127,000	$1,127,000
Investment in real estate loans	$--	$--	$3,928,000	$3,928,000	$3,933,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2013	Carrying Value on Balance Sheet at 12/31/2013
Assets
Investment in equity method investee - held for sale	$--	$--	$1,388,000	$1,388,000	$1,388,000
Investment in equity method investee	$--	$--	$3,127,000	$3,127,000	$3,127,000
Investment in marketable securities - related party	$1,457,000	$--	$--	$1,457,000	$1,457,000
Investment in marketable securities	$13,000	$--	$--	$13,000	$13,000
Investment in real estate loans	$--	$--	$3,353,000	$3,353,000	$3,365,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2014 to June 30, 2014.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2014 to June 30, 2014.

Investment in real estate loans

Balance on January 1, 2014	$3,353,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	4,106,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(2,838,000)
Sale of assets to third parties	(700,000)
Temporary change in estimated fair value based on future cash flows	182,000

Balance on June 30, 2014, net of temporary valuation adjustment	$4,103,000

Investment in equity method investee – held for sale

Balance on January 1, 2014	$1,388,000
Sale of investment in equity method investee held for sale	(1,388,000)

Balance on June 30, 2014, net of temporary valuation adjustment	$--

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to June 30, 2013:

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

NOTE M — SEGMENT INFORMATION

Company management reviews financial and operating performance in the following two separate operating segments:  (1) investment in real estate loans and (2) investments in real property.  Selling, general and administrative expenses, primarily consisting of compensation of employees, seminar expense, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

The following are certain financial data for the Company’s operating segments for the periods:

	For The Three Months Ended June30,		For The Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Investment in real estate loans	$110,000	$329,000	$191,000	$628,000
Investment in real property	182,000	172,000	356,000	340,000
Total revenues	292,000	501,000	547,000	968,000
Operating expenses
Investment in real estate loans	$69,000	$69,000	$138,000	$138,000
Investment in real property	86,000	102,000	180,000	171,000
Corporate activities	492,000	269,000	1,093,000	413,000
Total expenses	647,000	440,000	1,411,000	722,000

Total Assets	June 30, 2014	December 31, 2013
Investment in real estate loans	$3,936,000	$3,369,000
Investment in real property	6,970,000	8,441,000
Corporate assets	9,620,000	9,508,000
Total assets	$20,526,000	$21,318,000

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

NOTE P — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $9.0 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the secured property operated as the Sheraton Hotel and Spa Fort Worth, Texas (the "Hotel”).  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to seek relief from a pending foreclosure of the Hotel by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of other Hotel creditors.  Due to the uncertainty and disputes involving the Hotel, we recorded this investment as Other Real Estate

Owned on our balance sheet until August 23, 2012 The Hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale are being held in a debtor in possession account subject to the Hotel’s operating accounts payable and claims made through the bankruptcy court.  The balance, if any, will be paid over to the owners of 1701 Commerce according to their interest.  On January 9, 2014, the bankruptcy court entered its Order Confirming the First Amended Plan of Reorganization (the “Plan”). 1701 Commerce is in the process of resolving allowed and disputed claims according to the Plan.

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

During March 2014, VRM I acquired a 42% interest in Building C, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM II entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest Building A, LLC whose sole asset is another office building also located in Las Vegas, NV from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million, of which our portion will be approximately $3.7 million.  On July 31, 2014, we and VRM II completed the acquisition of the remaining 58% interest in Building C, LLC. We believe the acquisition of the interests in Building A, LLC will be completed during August 2014. As of the date these financial statements were issued, the initial accounting for this acquisition is incomplete due to the acquisition date being near the financial statement issuance date. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings which acquisition was within the past twelve (12) months.  No commissions will be paid in connection with the purchase.

On August 11, 2014, MVP REIT, MVP RA, MVP AS and Steven E. Reed entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which the parties agree that Mr. Reed would no longer serve as President of MVP REIT, the Advisor and MVP AS, and that his employment would be deemed terminated as of July 31, 2014.  Mr. Reed also agreed to a general release of claims against, and a covenant not to sue, MVP REIT, MVP RA and MVP AS in connection with his employment and separation.  In consideration for his general release and covenant not to sue, and subject to compliance with the terms of the Separation Agreement, Mr. Reed will receive a settlement sum of $50,000 (net of any insurance premiums paid on behalf of Mr. Reed’s family after separation), with half the amount paid seven days after the signing of the Separation Agreement and the remaining portion paid on September 15, 2014.  In addition, MVP RA will pay for the costs of health insurance for Mr. Reed (but not his family) for a period of two months from the effective date of his termination.  Under applicable law, the Separation Agreement may be revoked by Mr. Reed at any time within seven days after his signing of the Separation Agreement.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

On August 13, 2014, MVP REIT, MVP RA, MVP AS and Roland Quast entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which the parties agree that Mr. Quast would no longer serve as Senior Executive Vice-President of MVP REIT, MVP RA and MVP AS, and that his employment would be deemed terminated as of July 31, 2014.  Mr. Quast and MVP REIT also agreed to a general mutual release of claims against each other, and a covenant not to sue in connection with his employment and separation.  In consideration for his general release and covenant not to sue, and subject to compliance with the terms of the Separation Agreement, Mr. Quast will receive a settlement sum of $23,500 (net of any insurance premiums paid on behalf of Mr. Quast’s family after separation), to be paid seven days after the signing of the Separation Agreement.  In addition, MVP RA will pay for the costs of health insurance for Mr. Quast (but not his family) for a period of two months from the effective date of his termination.  Under applicable law, the Separation Agreement may be revoked by Mr. Quast at any time within seven days after his signing of the Separation Agreement.

On August 12, 2014 John Roy was hired to serve as Chief Investment Officer of MVP Realty Advisors, LLC.  Mr. Roy’s primary duties include onsite analysis of parking investments; negotiation of price and terms with parking owners and listing brokers and owners; parking operator analysis and improvement plans; overall parking investment analysis: (ex., LED lighting, automation, tax appeals); and deal tracking and organization.  In addition, through JNL Parking, a company primarily owned by Mr. Roy and Lance Miller, MVP shall have a right of first refusal on all JNL Parking listings.

Mr. Roy, age 38, in 2008 was the co-founder and became general partner of JNL Parking, a brokerage and consulting company specializing in the parking industry. Mr. Roy has been featured on CNBC to discuss the U.S. parking industry and has co-written a book on parking acquisitions. Mr. Roy is a member and serves as a guest speaker for the National Parking Association where he lectures on parking asset valuation and preparing parking assets for sale. He holds an MBA from the University of Notre Dame and a CPP (Certified Parking Professional) designation.

Additionally, on August 12, 2014 Lance Miller was hired to serve as Chief Technology Officer of MVP Realty Advisors, LLC.  Mr. Miller’s primary duties include onsite analysis of parking technology; parking operator analysis and technology improvement plans; and overall parking investment analysis: (ex., LED lighting, automation, tax appeals).

Mr. Miller, age 39, in 2008 co-founded  JNL Parking along with Mr. Roy. Mr. Miller has been in charge of technology, research, and statistical analysis at JNL Parking. He has over 10 years of statistical modeling and analytical research experience from his prior work as a government statistician. In addition to earning his CPP (Certified Parking Professional) credential from the National Parking Association he coauthored a book on parking acquisitions.  Mr. Miller holds a master’s degree in experimental psychology and statistics from California State University Fullerton. He is a veteran of the U.S. Air Force.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the six months ended June 30, 2014 and 2013.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2013.

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

During the six months ended June 30, 2014, we funded five loans totaling approximately $4.1 million.  During the six months ended June 30, 2013, we funded two loans totaling approximately $1.3 million.  As of June 30, 2014, our loan-to-value ratio was 56.95%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  An increase in loan defaults accompanied by declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

We have made loans of approximately $771,000 to our 40% owned subsidiary, MVP RA, the manager of MVP REIT.  We acquired our ownership interest in MVP RA in December 2013 from the sponsor of MVP REIT, MVP Capital. MVP REIT is a SEC-registered, non-traded hybrid REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets. We believe MVP RA has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its publicly registered offering and the fees paid to date to MVP RA have not been significant.  We may not realize interest income from the loan to MVP RA or any return on our investment in MVP RA until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment.  We have not forgiven the balance due from MVP RA; however the decision by MVP RA to forgive certain amounts due from MVP REIT creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the six months ended June 30, 2014, we impaired approximately $631,000 of the amounts loaned MVP RA.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP RA.

On January 14, 2014, we, VRM II and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.  As of March 31, 2014, we had invested approximately $4.5 million in real property, which represented a 44% ownership interest in five parking facilities, subject to triple net leases. On April 30, 2014, following MVP REIT’s exercise of the Purchase Right and approval by  our Board of Directors along with the Board of Directors for VRTB and MVP REIT,  MVP REIT acquired our and VRM II’s interest in the five parking facilities, net of the assumed debt secured by the real estate.  In exchange, we and VRM II received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. As a result of this transaction, MVP REIT holds a 100% interest in the five parking facilities. We and VRM II togetherhold a 100% interest in the four office properties.  These properties have been reported as Discontinued Operations in the accompanying statement of operations.    See “Note F” to the financial statements included in this Quarterly Report for more information regarding the property exchanges.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Total Revenue:	2014	2013	$ Change	% Change
Interest income from investment in real estate loans	$77,000	$275,000	$(198,000)	(72%)
Recovery of allowance for doubtful notes receivable	33,000	33,000	--	--
Recovery of allowance for loan loss	--	21,000	(21,000)	(100%)
Rental income	182,000	172,000	10,000	6%
Total	$292,000	$501,000	$(209,000)	(42%)

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

Operating Expenses:	2014	2013	$ Change	% Change
Management fees – related party	$69,000	$69,000	$--	--
Payroll	15,000	11,000	4,000	36%
Operating and maintenance	41,000	91,000	(50,000)	(55%)
Depreciation	30,000	--	30,000	100%
Interest Expense	1,000	1,000	--	--
Impairment of MVP Realty Advisors	220,000	--	220,000	100%
Professional fees	137,000	164,000	(27,000)	(16%)
Insurance	51,000	53,000	(2,000)	(4%)
Consulting	26,000	31,000	(5,000)	(16%)
Other	57,000	20,000	37,000	185%
Total	$647,000	$440,000	$207,000	47%

Operating expenses were 47% higher during the three months ended June 30, 2014 than during the three months ended June 30, 2013.  This increase is mainly due to the impairment of amounts we loaned MVP Realty Advisors (“MVP RA”) during the three months ended June 30, 2014 totaling $220,000.  We have not forgiven the balance due from MVP RA however the decision by MVP RA, the sponsor of MVP REIT, to forgive certain amounts due from MVP REIT creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of June 30, 2014. Under the terms of the Operating Agreement which governs MVP RA, any loans we may make to MVP RA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVP CP receiving any distributions from MVP RA. We will continue to review this investment and note receivable to determine whether future advances should be funded to MVP RA.

See Note P – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2014	2013	$ Change	% Change
Dividend income	$10,000	$--	$10,000	100%
Reversal of settlement reserve	--	16,000	(16,000)	(100%)
Income/(loss) from investment in equity method investee	28,000	--	28,000	100%
Total	$38,000	$16,000	$22,000	138%

Discontinued operations, net of income taxes:	2014	2013	$ Change	% Change
Net gain on sale of real estate held for sale	$180,000	$--	$180,000	100%
Income from investment in equity method investee held for sale, net of income taxes	17,000	--	17,000	100%
Expenses related to real estate held for sale	(18,000)	(8,000)	(28,000)	(350%)
Total	$179,000	$(8,000)	$187,000	2338%

In March 2014, the board approved the exchange of our interest in the five remaining parking facilities for interests in commercial offices buildings; because of this approval the parking facilities have been reclassified as assets held for sale. The exchange was completed on April 30, 2014.

See Note J — Real Estate owned For Sale, Note E Investments in Real Estate & Fixed Assets– of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Total Revenue:	2014	2013	$ Change	% Change
Interest income from investment in real estate loans	$158,000	$559,000	$(401,000)	(72)%
Recovery of allowance for doubtful notes receivable	33,000	48,000	(15,000)	(31)%
Recovery of allowance for loan loss	--	21,000	(21,000)	(100%)
Rental revenue	356,000	340,000	16,000	47%
Total	$547,000	$968,000	$(421,000)	(44%)

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

Operating Expenses:	2014	2013	$ Change	% Change
Management fees – related party	$138,000	$138,000	$--	--
Payroll	30,000	18,000	12,000	67%
Operating and maintenance	120,000	153,000	(33,000)	(22%)
Depreciation	30,000	--	30,000	100%
Interest Expense	1,000	1,000	--	--
Impairment of MVP Realty Advisors	631,000	--	631,000	100%
Acquisition expense	1,000	--	1,000	100%
Professional fees	221,000	205,000	16,000	8%
Insurance	104,000	109,000	(5,000)	(5%)
Consulting	51,000	50,000	1,000	2%
Other	84,000	48,000	36,000	75%
Total	$1,411,000	$722,000	$689,000	95%

Operating expenses were 95% higher during the six months ended June 30, 2014 than during the six months ended June 30, 2013.  This increase is mainly due to the impairment of amounts we loaned MVP Realty Advisors (“MVP RA”) during the six months ended March 31, 2014 totaling $631,000.  We have not forgiven the balance due from MVP RA however the decision by MVP Capital, the sponsor of MVP REIT, to forgive the full amount of its $3.6 million loan to MVP RA creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of June 30, 2014. Under the terms of the Operating Agreement which governs MVP RA, any loans we may make to MVP RA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVP CP receiving any distributions from MVP RA. We will continue to review this investment and note receivable to determine whether future advances should be funded to MVP RA.

See Note P – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income :	2014	2013	$ Change	% Change
Dividend income	$19,000	$--	$19,000	100%
Reversal of settlement reserve	--	16,000	(16,000)	100%
Gain on sale of marketable securities	1,000	--	1,000	100%
Income from investment in equity method investee	28,000	--	28,000	100%
Recovery from settlement with loan guarantor	102,000	--	102,000	100%
Total	$150,000	$16,000	$134,000	838%

During January 2011, we, VRM II and VF III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.1 million during the six months ended June 30, 2014.  No similar transaction occurred in 2013.

Discontinued operations, net of income taxes:	2014	2013	$ Change	% Change
Net gain on sale of real estate held for sale	$193,000	$26,000	$167,000	642%
Income from investment in equity method investee held for sale	60,000	--	60,000	100%
Expenses related to real estate held for sale	(80,000)	(29,000)	(51,000)	(176%)
Total	$173,000	$(3,000)	$176,000	5867%

During the six months ended June 30, 2013 we recorded net gain of approximately $26,000 related to the sale of HFS in December 2011.  Additionally, during the third quarter of 2013, we acquired a non-controlling interest in six parking facilities along with VRM II and MVP REIT.  On January 14, 2014, we, VRM II and MVP REIT sold one of the parking facilities, MVP PF Baltimore 2013, LLC, to a third party for a loss of approximately $5,000.  In March 2014, the board approved the exchange of our interest in the five remaining parking facilities for interests in commercial office buildings; because of this approval the parking facilities have been reclassified as assets held for sale. The exchange was completed on April 30, 2014.  The results of operations related to the non-controlling interest in these properties held for sale is recognized as income from investment in equity method investee held for sale as a part of discontinued operations included in the statements of operations.

See Note J — Real Estate Owned Held For Sale, Note E – Investments in Real Estate & Fixed Assets , and Note R – Subsequent Events – Property Exchanges of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2014, net cash flows used in operating activities approximated $79,000.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $4.1 million and impairment of investment in MVP Realty Advisors of approximately $0.6 million.  In addition, cash flows related to investing activities consisted of cash provided by payoffs of real estate loans of approximately $2.8 million, proceeds from sale of equity method investee held for sale, proceeds from investments in equity method investees, proceeds from the sale of marketable securities and proceeds from the sale of investments in real estate loans to third parties of approximately $0.7 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $69,000 to finance our directors’ and officers’ insurance policy.

At June 30, 2014, we had approximately $8.2 million in cash, $1.1 million in liquid marketable securities of related parties and approximately $20.5 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Our interest in MVP RA has required, and may require us to continue to, direct a portion of our cash towards development of the business of MVP REIT, including in the form of loans totaling approximately $771,000 as of June 30 2014.  To further support development of the business of MVP REIT, MVP RA also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. The return on our investment in MVP RA will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP RA, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP RA and the ability of MVP RA to repay our loans could be adversely impacted.  During the six months ended June 30, 2014, we impaired approximately $631,000 of the amounts loaned MVP RA.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP RA.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During 2013 we used approximately $1,155,000 to acquire 628,206 shares of our common stock.  As of June 30, 2014, we had no treasury stock.  We are not obligated to purchase any additional shares.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of August 13, 2014, we met our 3% reserve.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2014, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:
Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$63,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$317,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$634,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(63,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(317,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(634,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2014, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$39,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$197,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$393,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(39,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(197,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(393,000)

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended June 30, 2014, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	--	$--	--	$3,385,269
May 1, 2014 – May 31, 2014	--	--	--	3,385,269
June 1, 2014 – June 30, 2014	--	--	--	3,385,269

Total	--	$--	--	$3,385,269

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1	Seperation and Release Agreement between Steven Reed and MVP REIT, Inc, MVP Realty Advisors, Inc. and MVP American Securities, LLC
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics
101
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the six months ended June 30, 2014 and 2013 (unaudited) (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited) and (v) Notes to the Consolidated Financial Statements (unaudited)

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 13, 2014

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	August 13, 2014