Form 10-Q
period 2014-11-12
Vestin Realty Mortgage I, Inc.
filed 2014-11-13
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, there were 5,577,516 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS
	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,522,000	$7,628,000
Investment in marketable securities - related party	1,177,000	1,457,000
Investment in marketable securities	--	13,000
Investment in equity method investee	6,823,000	--
Investment in equity method investee – held for sale	--	4,515,000
Interest and other receivables, net of allowance of $0 at September 30, 2014 and December 31, 2013	6,000	4,000
Investments in real estate and fixed assets
Land and improvements	1,741,000	1,390,000
Building and improvements	2,450,000	2,450,000
Furniture and fixtures	87,000	12,000
	4,278,000	3,852,000
Less: accumulated depreciation	(92,000)	--
Total investments in real estate and fixed assets, net	4,186,000	3,852,000
Notes receivable, net of allowance of $658,000 at September 30, 2014 and $728,000 at December 31, 2013	--	--
Real estate owned held for sale	--	320,000
Investment in real estate loans, net of allowance for loan losses of $0 at September 30, 2014 and December 31, 2013	7,289,000	3,365,000
Due from related parties	--	54,000
Other assets	125,000	110,000
Total assets	$21,128,000	$21,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities	$111,000	$74,000
Notes payable	2,309,000	18,000
Due to related parties	44,000	--
Total liabilities	2,464,000	92,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 5,577,516 shares issued and outstanding at September 30, 2014, and 5,712,653 shares issued and outstanding at December 31, 2013	1,000	1,000
Additional paid-in capital	59,809,000	60,062,000
Accumulated deficit	(41,122,000)	(40,137,000)
Accumulated other comprehensive income	(24,000)	285,000
Total stockholders' equity before non-controlling interest – related parties	18,664,000	20,211,000
Non-controlling interest – related parties	--	1,015,000
Total stockholders’ equity	18,664,000	21,226,000
Total liabilities and stockholders' equity	$21,128,000	$21,318,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Interest income from investment in real estate loans	$106,000	$173,000	$264,000	$732,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	38,000	491,000	71,000	539,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	--	21,000
Rental revenue	179,000	172,000	535,000	512,000
Total revenues	323,000	836,000	870,000	1,804,000
Operating expenses
Management fees - related party	69,000	69,000	207,000	207,000
Management fees	11,000	12,000	32,000	30,000
Provision for loan loss	--	588,000	--	588,000
Payroll	15,000	--	45,000	--
Impairment MVP Realty Advisors	354,000	--	985,000	--
Operations and maintenance	14,000	81,000	145,000	234,000
Depreciation	62,000	--	92,000	--
Acquisition expense	--	7,000	1,000	7,000
Interest expense	1,000	2,000	2,000	3,000
Professional fees	117,000	94,000	338,000	299,000
Insurance	50,000	53,000	154,000	162,000
Consulting	19,000	19,000	70,000	69,000
Other	50,000	15,000	134,000	63,000
Total operating expenses	794,000	940,000	2,205,000	1,662,000
Income (loss) from operations	(471,000)	(104,000)	(1,335,000)	142,000

Non-operating income
Gain on sale of marketable securities	--	79,000	1,000	79,000
Dividend Income	10,000	3,000	29,000	3,000
Interest expense	(26,000)	--	(26,000)
Reversal of settlement reserve	--	--	--	16,000
Recovery from settlement with loan guarantor	--	--	102,000	--
Income (loss) from investment in equity method investee	84,000	(25,000)	112,000	(25,000)
Total non-operating income	68,000	57,000	218,000	73,000
Provision for income taxes	--	--	--	--
Income (loss) from continuing operations	(403,000)	(47,000)	(1,117,000)	215,000
Discontinued operations, net of income taxes
Net gain (loss) on sale of real estate held for sale	22,000	(1,000)	197,000	25,000
Recovery from 1701 Commerce	--	19,000	--	19,000
Income (Loss) from investment in equity method investee	--	(9,000)	60,000	(9,000)
Expenses related to real estate held for sale	(24,000)	(4,000)	(86,000)	(33,000)
Total income (loss) from discontinued operations	(2,000)	5,000	171,000	2,000
Net income (loss)	(405,000)	(42,000)	(946,000)	217,000
Net income (loss) attributable to non-controlling interest – related party	(3,000)	21,000	39,000	65,000
Net income (loss) attributable to common stockholders	$(402,000)	$(63,000)	$(985,000)	$152,000

Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.07)	(0.02)	(0.20)	0.03
Discontinued operations	0.00	0.01	0.03	0.00
Total basic and diluted income (loss) per weighted
average common share	$(0.07)	$(0.01)	$(0.17)	$0.03
Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding	5,671,252	5,874,818	5,698,701	6,121,921

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(405,000)	$(42,000)	$(946,000)	$217,000

Unrealized holding gain on available-for-sale securities	--	46,000	--	46,000
Unrealized holding gain (loss) on available-for-sale securities – related party	40,000	43,000	(309,000)	145,000

Comprehensive income (loss)	(445,000)	47,000	(1,255,000)	408,000
Net income attributable to noncontrolling interest	(3,000)	21,000	39,000	65,000

Comprehensive income (loss) attributable to Vestin Realty Mortgage I, Inc.	$(448,000)	$26,000	$(1,294,000)	$343,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(946,000)	$217,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	92,000	--
Gain related to recovery of allowance for doubtful notes receivable	(71,000)	(539,000)
Provision for loan loss	--	588,000
Gain related to recovery of allowance for loan loss	--	(21,000)
Gain on sale of marketable securities	(1,000)	(79,000)
Loss from equity method investee	--	25,000
Loss from equity method investee held for sale	--	9,000
Recovery from 1701 Commerce	--	(19,000)
Gain on sale of real estate held for sale	(197,000)	(25,000)
Dividend from MVP REIT (DRIP Shares)	(29,000)	--
Gain on recovery from settlement with loan guarantor	(102,000)	--
Impairment on MVP Realty Advisors	985,000	--
Income from investment in equity method investee	(112,000)	--
Income from equity method investee held for sale	(60,000)	--
Change in operating assets and liabilities:
Interest and other receivables	(2,000)	9,000
Due to/from related parties	387,000	(211,000)
Deferred gain on sale of HFS	--	(10,000)
Other assets	155,000	96,000
Recovery of settlement reserve	--	(16,000)
Asset held for sale, net of liabilities	--	(248,000)
Accounts payable and accrued liabilities	36,000	(43,000)
Net cash provided by (used in) operating activities	135,000	(267,000)
Cash flows from investing activities:
Investments in real estate loans	(6,928,000)	(2,317,000)
Purchase of investments in real estate loans from affiliate	(600,000)	--
Proceeds from loan payoffs	2,838,000	8,235,000
Sale of investments in real estate loans
VRM II	--	1,200,000
MVP REIT	--	500,000
Third parties	767,000	210,000
Proceeds from sale of marketable securities	13,000	715,000
Proceeds from investment in equity method investee	1,157,000	--
Proceeds from sale of investment in equity method investee held for sale	691,000	--
Proceeds related to real estate held for sale	302,000	--
Purchase of real estate	(382,000)	--
Purchase of marketable securities	--	(1,829,000)
Proceeds related to nonrefundable earnest money deposit on real estate held for sale	--	12,000
Recovery from 1701 Commerce	--	19,000
Proceeds from settlement with loan guarantor	102,000	--
Investment in equity method investee	(3,675,000)	(3,107,000)
Investment in equity method investee held for sale	--	(1,376,000)
Investment in VREO XXV, LLC	(1,370,000)	--
Investment in MVP Realty Advisors	(985,000)	--
Proceeds from notes receivable	71,000	70,000
Net cash provided by investing activities	7,999,000	2,332,000
Cash flows from financing activities:
Principal payments on notes payable	(130,000)	(106,000)
Proceeds from note payable	2,180,000	--
Purchase of treasury stock, at cost	(253,000)	(922,000)
Proceeds from distribution from assets held for sale	(39,000)	443,000
Net cash used in financing activities	1,758,000	(585,000)

NET CHANGE IN CASH	(6,106,000)	1,480,000
Cash and cash equivalents, beginning of period	7,628,000	2,482,000
Cash and cash equivalents, end of period	$1,522,000	$3,962,000

Supplemental disclosures of cash flows information:
Interest expense	$--	$3,000
Non-cash investing and financing activities:
Note payable relating to prepaid D&O insurance	$170,000	$158,000
Adjustment to note receivable and related allowance	$--	$469,000
Unrealized gain on marketable securities	$--	$46,000
Unrealized gain (loss) on marketable securities - related party	$(309,000)	$43,000
Asset Transfer	$3,022,000	$--

VESTIN REALTY MORTGAGE I, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

In December 2013, we acquired a 40% interest in MVP Realty Advisors, LLC (“MVP Advisor”), the manager of MVP REIT, Inc., pursuant to a membership interest transfer agreement, dated as of December 19, 2013, between MVP Capital Partners, LLC (“MVP Capital”) and us.  Pursuant to the transfer agreement, we did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP Advisor. In recognition of MVP Capital’s substantial investment in MVP Advisor for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM II have been repaid in full for any capital contributions to MVP Advisor or for any expenses advanced on MVP Advisor’s behalf (“Capital Investment”), and once we and VRM II have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisor.  This acquisition was approved by the independent members of our Board of Directors.  MVP REIT is a SEC-registered, non-traded hybrid REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.

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

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Investments in Real Estate and Fixed Assets

Investments in real estate and fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 40 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

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

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the September 30, 2014 presentation.  Starting April 1, 2014, our investment in VREO XXV, LLC is considered held for use.

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

Real Estate Owned Held for Sale

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

Investment in Marketable Securities and Investment in Marketable Securities – Related Party

Investment in marketable securities and investment in marketable securities– related party consists of stock in VRM II and MVP REIT.  The securities are stated at fair value as determined by the closing market price as of September 30, 2014 and December 31, 2013.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended September 30, 2014 and December 31, 2013.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September, 2014, the Company operates both segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the nine months ended September 30, 2014.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2014 and December 31, 2013 we had approximately $0.9 and $8.0 million, respectively, in funds in excess of the federally-insured limits.

As of September 30, 2014, 28% and 72% of our loans were in California and Nevada, respectively, compared to 26%, 60% and 14% of our loans in Arizona, Nevada and Texas at December 31, 2013, respectively.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

As of September 30, 2014 and December 31, 2013, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of September 30, 2014, the aggregate amount of loans to our three largest borrowers represented approximately 79% of our total investment in real estate loans.  These real estate loans consisted of two commercial loans secured by property located in Nevada and one construction loan secured by property located in California.  All are first lien positions with interest rates between 7.00% and 9.00%, and an aggregate outstanding balance of approximately $5.8 million.  As of September 30, 2014, all three of our largest loans were considered performing.

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

Common Guarantors

As of December 31, 2013, there were three loans, totaling approximately $2.7 million, representing approximately 79.8%, of our portfolio’s total value, which had a common guarantor.  As of September 30, 2014, these loans did not exist..

As of September 30, 2014, there were two loans, totaling approximately $1.1 million, representing approximately 15.2% of our portfolio’s total value, which had a common guarantor.  As of December 31, 2013, these loans did not exist.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2014 and December 31, 2013, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2014 and December 31, 2013, we had two and no investment in real estate loans that had interest reserves.

Loan Portfolio

As of September 30, 2014, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 7.0% to 9.0% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2014, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	5	$5,269,000	7.52%	72.29%	49.73%
Construction	1	2,020,000	9.00%	27.71%	67.63%
Total	6	$7,289,000	7.93%	100.00%	54.69%

Investments in real estate loans as of December 31, 2013, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	5	$3,271,000	7.99%	97.20%	65.24%
Land	1	94,000	6.00%	2.80%	49.67%
Total	6	$3,365,000	7.94%	100.00%	64.81%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans. The weighted average interest rate on performing loans only, as of September 30, 2014 and December 31, 2013, was 7.93% and 7.94%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2014 and December 31, 2013:

Loan Type	Number of Loans	September 30, 2014 Balance *	Portfolio Percentage	Number of Loans	December 31, 2013 Balance *	Portfolio Percentage

First deeds of trust	6	$7,289,000	100.00%	6	$3,365,000	100.00%
Second deeds of trust	--	--	--	--	--	--
Total	6	$7,289,000	100.00%	6	$3,365,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2014:

October 2014 – December 2014	$2,419,000
January 2015 – March 2015	3,763,000
April 2015 – June 2015	1,107,000
July 2015 – September 2015	--
Thereafter	--

Total	$7,289,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014 Balance *	Portfolio Percentage	December 31, 2013 Balance *	Portfolio Percentage

Arizona	$--	--	$875,000	26.01%
California	2,020,000	27.71%	--	--
Nevada	5,269,000	72.29%	2,006,000	59.60%
Texas	--	--	484,000	14.39%
Total	$7,289,000	100.00%	$3,365,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	September 30, 2014	December 31, 2013
Balance per loan portfolio	$7,289,000	$3,365,000
Less:
Allowance for loan losses	--	-
Balance per consolidated balance sheets	$7,289,000	$3,365,000

Non-Performing Loans

As of September 30, 2014 and December 31, 2013, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

As of September 30, 2014 and December 31, 2013, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 0%.

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

Specific Reserve Allowance

As of September 30, 2014 and December 31, 2013, we had no specific reserve allowance.  The following table is a roll-forward of the allowance for loan losses for the year ended December 31, 2013 by loan type.

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

Extensions

As of September 30, 2014 and December 31, 2013, our manager had granted extensions on one and three outstanding loans, totaling approximately $5.0 and $7.5 million, respectively, of which our portion was approximately $1.1 and $1.9 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

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

At the time of foreclosure, we estimated the fair value of the non-controlling interest at $1.1 million, which is 25% owned by Fund III and 1% by VRM II.

Immediately upon foreclosure, we committed to a plan to sell all interests in VREO XXV, at which point we began classifying the related assets of VREO XXV as assets held for sale, and the related liabilities as liabilities related to assets held for sale. Additionally, we classified VREO XXV’s results as discontinued operations. During April 2014, we terminated the previous plan to sell the interests in VREO XXV due to the better than previously expected results of operations of the investment. Additionally, the related assets and liabilities have been retroactively reclassified from assets and related liabilities held for sale to classifications consistent with assets and related liabilities held for use. The results of operations related to this investment have also been retroactively reclassified from the discontinued operations section on the statement of operations to revenues and expenses from continuing operations. Lastly, during July 2014, we received debt financing collateralized by the underlying real estate of this investment. The proceeds from this financing were used to acquire the remaining ownership from Fund III and VRM II. The fair value assigned to this acquisition of the remaining interest was determined by using a recent appraisal.

During August 2014, we purchased the remaining 26% interest in a VREO XXV, LLC from VRM II and VF III for approximately $1.3 million.

NOTE F — INVESTMENT IN EQUITY METHOD INVESTEE AND NOTE RECEIVABLE FROM MVP REALTY ADVISORS

MVP Realty Advisors

The Company and MVP Capital entered into a membership interest transfer agreement (the “Transfer Agreement”), dated as of December 19, 2013, pursuant to which the Company has acquired 40% of the membership interests (the “Acquired Interests”) of MVP Advisor. The Company and VRM II, Inc. now own 40% and 60%, respectively, of the aggregate membership interests of MVP Advisor. The Company previously disclosed an agreement in principle with MVP Capital to acquire the Acquired Interests in a Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

Pursuant to the Transfer Agreement, the Company did not pay any up-front consideration for the Acquired Interests, but will be responsible for its proportionate share of future expenses of MVP Advisor. In recognition of MVP Capital’s substantial investment in MVP Advisor for which MVP Capital received no up-front consideration, the Transfer Agreement and the amended operating agreement of MVP Advisor further provide that once the Company and VRM II have been repaid in full for any capital contributions to MVP Advisor or for any expenses advanced on MVP Advisor’s behalf (“Capital Investment”), and once they have received an annualized return on their Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisor.

We have made loans of approximately $1,125,000 to MVP Advisor, the manager of MVP REIT.  We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the nine months ended September 30, 2014, we impaired approximately $985,000 of the amounts loaned to MVP Advisor.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP Advisor.

Office Buildings acquired April 30, 2014

On April 30, 2014, following MVP REIT’s exercise of its purchase right (the “Purchase Right”) and the receipt of approval from the board of directors of the Company, MVP REIT and VRM II, MVP REIT completed its acquisition of the Company’s and VRM II’s interest in five parking facilities and VRM II’s interest in a storage facility, net of the assumed debt secured by the real estate.  In exchange, the Company and VRM II received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate.  The Company and VRM II transferred to MVP REIT all of their respective ownership interests in the following properties: the Ft. Lauderdale, Memphis Court, Memphis Poplar, Kansas City and St. Louis Parking Facilities and the Red Mountain Storage Facility (the “Transferred Properties”).  MVP REIT assumed all indebtedness incurred by the Company and VRM II in connection with their acquisition of interests in the Transferred Properties. In addition, pursuant to the terms of the Purchase Right, MVP REIT paid to the Company and VRM II an amount equal to their respective investments in the Transferred Properties plus a 7.5% annual cumulative return less any distributions received by the Company and VRM II (the “Contractual Return”). Prior to the closing of the property exchanges, the Company had a 44% ownership interest in each of the parking facilities and no ownership interest in the storage facility that constitute the Transferred Properties.

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

Building C, LLC & Building A, LLC

During March 2014, VRM II acquired a 42% interest in Building C, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM II entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest in Building A, LLC whose sole asset is an office building also located in Las Vegas, NV from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million, of which our portion is approximately $3.7 million.  On July 31, 2014, we and VRM II completed the acquisition of the remaining 58% interest in Building C, LLC. The acquisition of the interests in Building A, LLC was completed on August 29, 2014. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings acquired within the past twelve (12) months. No commissions were paid in connection with the purchase.

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

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2014 and December 31, 2013, we owned 134,270 shares of VRM II’s common stock, representing approximately 4.96% of the total outstanding shares.  The closing price of VRM II’s common stock on September 30, 2014, was $4.50 per share, resulting in an unrealized gain for the three months ended September 30, 2014.

During the three months ended September 30, 2014, the trading price for VRM II’s common stock ranged from $4.20 to $6.37 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

As of September 30, 2014 and December 31, 2013, we owned 65,622 and 61,961 shares of common stock, respectively, of MVP REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  We recorded a gain of approximately $534,000 upon receipt of such shares, and the shares are recorded on our balance sheet as Investment in MVP REIT valued at $563,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering. During the nine months ended September 30, 2014 we received 3,286 shares through MVP REIT’s distribution reinvestment program.

NOTE I — INVESTMENT IN MARKETABLE SECURITIES

During January 2014, we sold 1,062 shares of a publicly traded company that invests in loans collateralized by real estate for a realized gain of approximately $1,000.

NOTE J — REAL ESTATE OWNED HELD FOR SALE

At September 30, 2014 and December 31, 2013 we held one and two properties, respectively, with no total carrying value and a carrying value of approximately $0.3 million, respectively, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

As of September 30, 2014 our REO property consisted of raw land on which there were no operations.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$320,000
Real estate held for sale acquired through foreclosure	--
Additional investment in REO	--
Write down	--
Sale	(320,000)
Ending balance, September 30, 2014	$--

Beginning balance, January 1, 2013	$580,000
Proceeds on nonrefundable extension fee	(12,000)
Sale	(248,000)
Ending balance, December 31, 2013	$320,000

During June 2014, we, VRM II and Fund III sold a REO property to an unrelated third party for approximately $1.7 million, of which our portion was approximately $0.3 million.  A net loss of approximately $18,000 was recorded.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the nine months ended September 30, 2014 and 2013 was $207,000 and $207,000, respectively, for each period.

As of September 30, 2014 and December 31, 2013, our manager owned 100,000 of our common shares, representing approximately 1.8% of our total outstanding common stock.  For the nine months ended September 30, 2014 and 2013, we declared $0 in dividends payable to our manager.

Transactions with Other Related Parties

As of September 30, 2014 and December 31, 2013, we owned 134,270 common shares of VRM II, representing approximately 4.96% of their total outstanding common stock.  For the nine months ended September 30, 2014 and 2013 we recognized $0 in dividend income from VRM II.

As of September 30, 2014 and December 31, 2013, VRM II owned 538,178 of our common shares, approximately 9.4% of our total outstanding common stock.  For the nine months ended September 30, 2014 and 2013, we declared $0 in dividends payable to VRM II.

As of September 30, 2014 and December 31, 2013 we owned 65,247 and 61,961, respectively, of MVP REIT common stock. During the nine months ended September 30, 2014 we received 3,286 shares through MVP REIT’s distribution reinvestment program.  For the year ended December 31, 2013 we recognized $10,000 in dividend income, and for the nine months ended September 30, 2014, we recognized $29,000 in dividend income, from MVP REIT.

As of September 30, 2014 and December 31, 2013, we owned a 40% interest in MVP Advisor, the advisor of MVP REIT.

On April 30, 2014, we completed the property exchange with MVP REIT pursuant to which we exchanged our and VRM II’s interests in parking properties for MVP REIT’s interests in commercial office buildings.  See Note F for additional information.

On July 31, and August 29, 2014, we and VRM II completed the purchase of two commercial office buildings with MVP REIT.  See Note F for additional information.

We have made loans of approximately $1,125,000 to MVP Advisor, the manager of MVP REIT.  We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the nine months ended September 30, 2014, we impaired approximately $985,000 of the amounts loaned MVP Advisor.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP Advisor.

As of September 30, 2014 we owed VRM II approximately $44,000 and December 31, 2013 we had receivables from VRM II of approximately $54,000.

During August 2014, we purchased approximately $2.8 million in real estate loans from VRM II.

During August 2014, we purchased the remaining 26% interest in a VREO XXV, LLC from VRM II and VF III for approximately $1.3 million.

NOTE L — FAIR VALUE

As of September 30, 2014, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities and marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees held for sale.

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

The following tables present the valuation of our financial assets as of September 30, 2014 and 2013, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 09/30/14	Carrying Value on Balance Sheet at 09/30/14
Assets
Investment in equity method investee	$--	$--	$6,823,000	$6,823,000	$6,823,000
Investment in marketable securities - related party	$1,177,000	$--	$--	$1,177,000	$1,177,000
Investment in real estate loans	$--	$--	$7,278,000	$7,278,000	$7,289,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2013	Carrying Value on Balance Sheet at 12/31/2013
Assets
Investment in equity method investee – held for sale	$--	$--	$1,388,000	$1,388,000	$1,388,000
Investment in equity method investee	$--	$--	$3,127,000	$3,127,000	$3,127,000
Investment in marketable securities - related party	$1,457,000	$--	$--	$1,457,000	$1,457,000
Investment in marketable securities -	$13,000	$--	$--	$13,000	$13,000
Investment in real estate loans	$--	$--	$3,353,000	$3,353,000	$3,365,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2014 to June 30, 2014.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2014 to September 30, 2014.

Investment in real estate loans

Balance on January 1, 2014	$3,353,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	4,106,000
Purchase from affiliate	3,423,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(2,838,000)
Sale of assets to third parties	(767,000)
Temporary change in estimated fair value based on future cash flows	1,000

Balance on September 30, 2014, net of temporary valuation adjustment	$7,278,000

Investment in equity method investee – held for sale

Balance on January 1, 2014	$1,388,000
Sale of investment in equity method investee held for sale	(1,388,000)

Balance on September 30, 2014, net of temporary valuation adjustment	$--

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

The following are certain financial data for the Company’s operating segments for the periods:

	For The Three Months Ended September 30,		For The Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues
Investment in real estate loans	$144,000	$664,000	$335,000	$1,292,000
Investment in real property	179,000	172,000	535,000	512,000
Total revenues	323,000	836,000	870,000	1,804,000
Operating expenses
Investment in real estate loans	$69,000	$657,000	$207,000	$795,000
Investment in real property	87,000	93,000	269,000	264,000
Corporate activities	638,000	190,000	1,761,000	603,000
Total expenses	794,000	940,000	2,237,000	1,662,000

Total Assets	September 30, 2014	December 31, 2013
Investment in real estate loans	$7,294,000	$3,369,000
Investment in real property	11,009,000	8,441,000
Corporate assets	2,824,000	9,508,000
Total assets	$21,127,000	$21,318,000

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

NOTE P — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $9.0 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the secured property operated as the Sheraton Hotel and Spa Fort Worth, Texas (the “Hotel”).  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to seek relief from a pending foreclosure of the Hotel by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of other Hotel creditors.  Due to the uncertainty and disputes involving the Hotel, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012 The Hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale are being held in a debtor in possession account subject to the Hotel’s operating accounts payable and claims made through the bankruptcy court.  The balance, if any, will be paid over to the owners of 1701 Commerce according to their interest.  On January 9, 2014, the bankruptcy court entered its Order Confirming the First Amended Plan of Reorganization (the “Plan”). 1701 Commerce is in the process of resolving allowed and disputed claims according to the Plan.

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

The Company plans to effect a 1-for-4 reverse split of its common stock on November 20, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the nine months ended September 30, 2014 and 2013.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our annual report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

During the nine months ended September 30, 2014, we funded five loans totaling approximately $7.5 million.  During the nine months ended September 30, 2013, we funded four loans totaling approximately $2.3 million.  As of September 30, 2014, our loan-to-value ratio was 54.69%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  An increase in loan defaults accompanied by declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of September 30, 2014, we have made loans of approximately $1,125,000 to our 40% owned subsidiary, MVP Advisor, the manager of MVP REIT.  We acquired our ownership interest in MVP Advisor in December 2013 from the sponsor of MVP REIT, MVP Capital. MVP REIT is a SEC-registered, non-traded hybrid REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets. We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its publicly registered offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor or any return on our investment in MVP Advisor until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts due from MVP REIT creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the nine months ended September 30, 2014, we impaired approximately $985,000 of the amounts loaned MVP Advisor.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP Advisor.

On January 14, 2014, we, VRM II and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.  As of March 31, 2014, we had invested approximately $4.5 million in real property, which represented a 44% ownership interest in five parking facilities, subject to triple net leases. On April 30, 2014, following MVP REIT’s exercise of the Purchase Right and approval by our Board of Directors along with the Board of Directors for VRM II and MVP REIT,  MVP REIT acquired our and VRM II’s interest in the five parking facilities and VRM II’s interest in a storage facility, net of the assumed debt secured by the real estate.  In exchange, we and VRM II received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. As a result of this transaction, MVP REIT holds a 100% interest in the five parking facilities and VRM II’s 100% interest in the storage facility. We and VRM II together hold a 100% interest in the four office properties.  These properties have been reported as Discontinued Operations in the accompanying statement of operations. See “Note F” to the financial statements included in this Quarterly Report for more information regarding the property exchanges.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Total Revenue:	2014	2013	$ Change
Interest income from investment in real estate loans	$106,000	$173,000	$(67,000)	(39%)
Recovery of allowance for doubtful notes receivable	38,000	491,000	(453,000)	(92%)
Rental income	179,000	172,000	7,000	4%
Total	$323,000	$836,000	$(513,000)	(61%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  During 2013, our investments in new real estate loans decreased; however we began acquiring minority ownership interests in real estate properties and have maintained a significant amount of cash. As we redeploy assets from loans to investments in real estate, we expect to recognize lower interest income from investment in real estate loans in future periods than we have in previous periods.  As an offset, we anticipate that as we increase our investments in real property, we expect that rental revenues will increase.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2014	2013	$ Change
Management fees – related party	$69,000	$69,000	$--	--
Management fees	11,000	12,000	1,000	8%
Provision for loan loss	--	588,000	(588,000)	(100%)
Acquisition expenses	--	7,000	(7,000)	(100%)
Payroll	15,000	--	15,000	100%
Operating and maintenance	14,000	81,000	(67,000)	(83%)
Depreciation	62,000	--	62,000	100%
Interest Expense	1,000	2,000	(1,000)	(50%)
Impairment of MVP Realty Advisors	354,000	--	354,000	100%
Professional fees	117,000	94,000	(23,000)	(24%)
Insurance	50,000	53,000	(3,000)	(6%)
Consulting	19,000	19,000	--	(0%)
Other	50,000	15,000	35,000	233%
Total	$794,000	$940,000	$(146,000)	(16%)

Operating expenses were 16% lower during the three months ended September 30, 2014 than during the three months ended September 30, 2013.  During 2014, we impaired amounts we loaned MVP Realty Advisors (“MVP Advisor”) during the three months ended September 30, 2014 totaling $354,000.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor, the sponsor of MVP REIT, to forgive certain amounts due from MVP REIT creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of September 30, 2014. Under the terms of the Operating Agreement which governs MVP Advisor, any loans we may make to MVP Advisor must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to the sponsor,  MVP Capital Partners, LLC (“MVP CP”), receiving any distributions from MVP Advisor. We will continue to review this investment and note receivable to determine whether future advances should be funded to MVP Advisor.

In addition, during 2013 there was a provision for loan loss which was necessary due to the decrease in appraised value of a property upon which we held a second trust deed.  No such provision was necessary in 2014.

See Note P – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2014	2013	$ Change	$ Change
Dividend income	$10,000	$3,000	$7,000	233%
Gain on sale of marketable securities	--	79,000	(79,000)	(100%)
Interest expense	(26,000)	--	(26,000)	(100%)
Income (loss) from investment in equity method investee	84,000	(25,000)	109,000	436%
Total	$68,000	$57,000	$11,000	19%

Discontinued operations, net of income taxes:	2014	2013	$ Change	$ Change
Net gain (loss) on sale of real estate held for sale	$22,000	$(1,000)	$23,000	(2300%)
Recovery from 1701 Commerce		19,000	(19,000)	(100%)
Loss from investment in equity method investee held for sale, net of income taxes	--	(9,000)	9,000	100%
Expenses related to real estate held for sale	(24,000)	(4,000)	(20,000)	(500%)
Total	$(2,000)	$5,000	$(7,000)	(140%)

Comparison of Operating Results for the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Total Revenue:	2014	2013	$ Change	$ Change
Interest income from investment in real estate loans	$264,000	$732,000	$(468,000)	(64)%
Recovery of allowance for doubtful notes receivable	71,000	539,000	(468,000)	(87)%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss		21,000	(21,000)	(100%)
Rental revenue	535,000	512,000	23,000	4%
Total	$870,000	$1,804,000	$(934,000)	(52%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  During 2013, our investments in new real estate loans decreased; however we began acquiring minority ownership interests in real estate properties and have maintained a significant amount of cash. As we redeploy assets from loans to investments in real estate, we expect to recognize lower interest income from investment in real estate loans in future periods than we have in previous periods. As an offset, we anticipate that as we increase our investments in real property, we expect that rental revenues will increase.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2014	2013	$ Change	$ Change
Management fees – related party	$207,000	$207,000	$--	--
Management fees	32,000	30,000	2,000	6%
Payroll	45,000	--	45,000	100%
Operating and maintenance	145,000	234,000	(89,000)	(38%)
Depreciation	92,000	--	92,000	100%
Provision for loan loss	--	588,000	(588,000)	(100%)
Interest Expense	2,000	3,000	(1,000)	(33%)
Impairment of MVP Realty Advisors	985,000	--	985,000	100%
Acquisition expense	1,000	7,000	(6,000)	(86%)
Professional fees	338,000	299,000	39,000	13%
Insurance	154,000	162,000	(8,000)	(5%)
Consulting	70,000	69,000	1,000	1%
Other	134,000	63,000	71,000	113%
Total	$2,205,000	$1,662,000	$543,000	33%

Operating expenses were 33% higher during the nine months ended September 30, 2014 than during the nine months ended September 30, 2013.  During 2014, we impaired amounts we loaned MVP Realty Advisors (“MVP Advisor”) during the nine months ended September 30, 2014 totaling $985,000.  We have not forgiven the balance due from MVP Advisor however the decision by MVP Capital, the sponsor of MVP REIT, to forgive the full amount of its $3.6 million loan to MVP Advisor creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of September 30, 2014. Under the terms of the Operating Agreement which governs MVP Advisor, any loans we may make to MVP Advisor must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVP CP receiving any distributions from MVP Advisor. We will continue to review this investment and note receivable to determine whether future advances should be funded to MVP Advisor.
During 2013 there was also a provision for loan loss which was necessary due to the decrease in appraised value of a property upon which we held a second trust deed.  No such provision was necessary in 2014.

See Note P – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income :	2014	2013	$ Change	% Change
Dividend income	$29,000	$3,000	$26,000	867%
Interest expense	(26,000)	--	(26,000)	(100%)
Reversal of settlement reserve	--	16,000	(16,000)	(100%)
Gain on sale of marketable securities	1,000	79,000	(78,000)	(99%)
Income (loss) from investment in equity method investee	112,000	(25,000)	137,000	548%
Recovery from settlement with loan guarantor	102,000	--	102,000	100%
Total	$218,000	$73,000	$145,000	199%

During January 2011, we, VRM II and VF III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.1 million during the nine months ended September 30, 2014.  No similar transaction occurred in 2013.

Discontinued operations, net of income taxes:	2014	2013	$ Change	$ Change
Net gain on sale of real estate held for sale	$197,000	$25,000	$172,000	688%
Recovery from 1701 Commerce	--	19,000	(19,000)	(100%)
Income (loss) from investment in equity method investee	60,000	(9,000)	69,000	(767%)
Expenses related to real estate held for sale	(86,000)	(33,000)	(53,000)	161%
Total	$171,000	$2,000	$169,000	8450%

During the nine months ended September 30, 2013 we recorded net gain of approximately $26,000 related to the sale of HFS in December 2011.  Additionally, during the third quarter of 2013, we acquired a non-controlling interest in six parking facilities along with VRM II and MVP REIT.  On January 14, 2014, we, VRM II and MVP REIT sold one of the parking facilities, MVP PF Baltimore 2013, LLC, to a third party for a loss of approximately $5,000.  In March 2014, the board approved the exchange of our interest in the five remaining parking facilities for interests in commercial office buildings; because of this approval the parking facilities have been reclassified as assets held for sale. The exchange was completed on April 30, 2014.  The results of operations related to the non-controlling interest in these properties held for sale is recognized as income from investment in equity method investee held for sale as a part of discontinued operations included in the statements of operations.

See Note J — Real Estate Owned Held For Sale, and Note E – Investments in Real Estate & Fixed Assets ,of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2014, net cash flows provided by operating activities approximated $135,000.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $7.5 million, investment in equity method investee of approximately $3.7 million, investment in VREO XXV of approximately $1.4 million and impairment of investment in MVP Advisor of approximately $1.0 million.  In addition, cash flows related to investing activities consisted of cash provided by payoffs and sales to third parties of real estate loans of approximately $3.6 million, proceeds from sale of equity method investee held for sale of approximately $0.7 million, proceeds from investments in equity method investees of approximately $1.2 million, proceeds from the sale of marketable securities of approximately $13,000 and proceeds from the sale of investments in real estate loans to third parties of approximately $0.7 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $130,000 to finance our directors’ and officers’ insurance policy, proceeds from note payable of approximately $2.2 million and purchase of treasury stock of approximately $0.3 million.

At September 30, 2014, we had approximately $1.5 million in cash, $1.2 million in liquid marketable securities of related parties and approximately $21 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental income, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Our interest in MVP Advisor has required, and may continue to require, us to continue to direct a portion of our cash towards development of the business of MVP REIT, including in the form of loans totaling approximately $1,125,000 as of September 30, 2014.  To further support development of the business of MVP REIT, MVP Advisor also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. The return on our investment in MVP Advisor will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisor, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP Advisor and the ability of MVP Advisor to repay our loans could be adversely impacted.  During the nine months ended September 30, 2014, we impaired approximately $985,000 of the amounts loaned MVP Advisor.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP Advisor.

We have no current plans to sell any new shares.  Although a small percentage of our shareholders had elected to reinvest their dividends, we suspended payment of dividends in June 2008 and at this time are not able to predict when dividend payments will resume.  Accordingly, we do not expect to issue any new shares through our dividend reinvestment program in the foreseeable future.

When economic conditions permit, we may seek to expand our capital resources through borrowings from institutional lenders or through securitization of our loan portfolio or similar arrangements.  No assurance can be given that, if we should seek to borrow additional funds or to securitize our assets, we would be able to do so on commercially attractive terms.  Our ability to expand our capital resources in this manner is subject to many factors, some of which are beyond our control, including the state of the economy, the state of the capital markets and the perceived quality of our loan and real estate portfolios.

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During 2013 we used approximately $1,155,000 to acquire 628,206 shares of our common stock.  During 2014 we used approximately $253,000 to acquire 135,137 shares of our common stock.  As of September 30, 2014, we had no treasury stock.  We are not obligated to purchase any additional shares.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of November 13, 2014, we met our 3% reserve.

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

Real Estate Investments

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2014, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:
Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$52,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$259,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$519,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(52,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(259,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(519,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2014, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$73,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$364,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$729,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(73,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(364,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(729,000)

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

Real Estate Owned Held for Sale

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended September 30, 2014, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 –July 31, 2014	--	$--	--	$3,385,269
August1, 2014 – August 31, 2014	31,311	1.59	31,311	3,353,958
September 1, 2014 –September 30, 2014	103,826	1.96	103,826	3,250,132

Total	135,137	$1.87	135,137	$3,250,132

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate

31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R(3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics
101
The following material from the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the nine months ended September 30, 2014 and 2013 (unaudited) (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited) and (v) Notes to the Consolidated Financial Statements (unaudited)

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 13, 2014

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	November 13, 2014