Form 10-K
Vestin Realty Mortgage I, Inc.
filed 2015-03-31
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number, including area code 702.227.0965

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value	Nasdaq Capital Market
(Title of each class)	(Name of each exchange on which registered)

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

Class	Market Value as of June 30, 2014
Common Stock, $0.0001 Par Value	$8,619,329

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 31, 2015
Common Stock, $0.0001 Par Value	1,380,278

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

General

Vestin Realty Mortgage I, Inc. (“VRM I”, the “Company”, “we”, “us”, or “our”) formerly Vestin Fund I, LLC (“Fund I”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”).  In addition we invest in, acquire, manage and sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in December 1999.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to April 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.

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

Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). The business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC, now known as MVP Mortgage, (“MVP Mortgage”), a licensed Nevada mortgage broker, which is indirectly wholly owned by Mr. Shustek.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.

In December 2013, we acquired a 40% interest in MVP Realty Advisors, LLC (“MVP Advisor”), the manager of MVP REIT, Inc., pursuant to a membership interest transfer agreement, dated as of December 19, 2013, between MVP Capital Partners, LLC (“MVP Capital”) and us.  At the same time, VRM II increased its ownership interest in MVP Advisor from 40% to 60%. Pursuant to the transfer agreement, neither VRM I nor VRM II paid any up-front consideration for the acquired interest but VRM I and VRM II are responsible for our proportionate share of future expenses of MVP Advisor. In recognition of MVP Capital’s substantial investment in MVP Advisor for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM II have been repaid in full for any capital contributions to MVP Advisor or for any expenses advanced on MVP Advisor’s behalf (“Capital Investment”), and once we and VRM II have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisor.  This acquisition was approved by the independent members of our Board of Directors.  MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.

As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2014, the Company operates both segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

REAL ESTATE LOAN STRATEGIES

As of December 31, 2014, our loans were in the following states: California and Nevada.  The loans we invest in are selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

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

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2014, none of our loans had a prepayment penalty or had an exit fee.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

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

Balloon Payment

As of December 31, 2014, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

REAL ESTATE INVESTMENT STRATEGIES

As of December 31, 2014, we had investments in real estate consisting of one assisted living community property and minority interests in six real estate properties consisting of office buildings. These properties are located in Oregon and Nevada. In addition, we may invest in other real property, including but not limited to, office buildings, shopping centers, business and industrial parks, manufacturing facilities, multifamily properties, parking facilities, storage facilities, warehouses and distribution facilities, motel and hotel properties and recreation and leisure properties. We will not invest in unimproved land directly (although we may invest in loans secured by unimproved land) or construction or development of properties. We intend to lease properties owned by us and to hold properties until such time as we believe it is the optimal time to capitalize on the capital appreciation of our properties.

We invest principally in properties that generate current income.  Potential gain on sale of appreciated properties will be a secondary objective.
Because we hold a small number of properties at this time, we have higher fixed operating expenses as a percentage of gross income. In addition, our operating results and amounts available for distributions to stockholders are at greater risk of being affected by, and the value of your investment will vary more widely with, the performance of any one or more of the properties in our portfolio.

Maximizing Value of Acquired Properties

We seek to reposition properties that we acquire through strategic renovation and, where appropriate, re-tenanting such properties.  Repositioning of properties may be accomplished by (1) stabilizing occupancy; (2) upgrading and renovating existing structures; and (3) investing significant efforts in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.  We currently do not intend to engage in significant development or redevelopment of properties as the costs of development and redevelopment may exceed the cost of properties that we acquire.

Focus on Strong Property and Submarket Fundamentals

We will seek to acquire properties that present strong characteristics that we believe are essential for a successful real estate investment. These include, among other factors:

Leasing

The terms and conditions of any lease we enter into with our tenants may vary substantially. However, we expect that our leases will conform to the standard market practices in the geographic area where the property is located. We expect to execute new tenant leases and tenant lease renewals, expansions and extensions with terms that are dictated by the current market conditions. If it is economically practical, we may verify the creditworthiness of each tenant. If we verify the creditworthiness of each tenant, we may use industry credit rating services for any guarantors of each potential tenant. We may also obtain relevant financial data from potential tenants and guarantors, such as income statements, balance sheets and cash flow statements. We may require personal guarantees from shareholders of our corporate tenants. However, there can be no guarantee that we will be able to identify suitable tenants, or that the tenants selected will not default on their leases or that we can successfully enforce any guarantees.  Disruptions in the real estate and financial markets and deteriorating economic conditions could increase vacancy rates for certain classes of commercial property, including office properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

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

We will compete with numerous other persons while seeking to attract tenants to real property we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions.

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

Employees

We have no employees.  Our manager has provided and will continue to provide most of the employees necessary for our operations, except as described in this report regarding Strategix Solutions, LLC.  As of December 31, 2014, the Vestin entities had a total of six full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.

We believe that our success depends, in large part, upon our manager and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Our executive officers and our manager’s key real estate, finance and securities professionals are also officers, directors, managers and/or key professionals of VRM II and other affiliated entities.  Accordingly, they will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor.  Our manager and other affiliated entities have and will continue to receive substantial fees from us, which were not determined at arms’ length. These fees could influence the advice given to us by the key personnel of our manager and its affiliates.

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

Our manager shares office facilities through a sublease, in Las Vegas, Nevada, with its affiliate, Vestin Group.  In March 2010, Vestin Group entered into a ten–year lease agreement for office facilities in Las Vegas, Nevada which we hold a 28% ownership interest.

The following tables provided information regarding each of the properties we owned an interest in as of December 31, 2014:

Investments in Real Estate

Property Description	Location(s)	Aggregate Purchase Price	Percentage Owned	Occupancy at December 31, 2014
VREO XXV retirement community units	Oregon	$4,140,000	100%	100%

VREO XXV.  During May 2012, we, VRM II and Fund III foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $4.4 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon.

During August 2014, we purchased the remaining 26% interest in a VREO XXV from VRM II and Fund III for approximately $1.3 million.

Investments in Real Property reported as Equity Method Investee

Property Description	Location(s)	Year Built	Leasable Square Feet	Acquisition Closing Date	Aggregate PurchasePrice	Percentage Owned	Occupancy at December 31, 2014
Wolfpack Properties LLC single-tenant office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,500,000	28%	100.00%
Building C office building	Las Vegas, Nevada	2008	47,500	07/31/14	$15,000,000	28%	88.57%
Building A office building	Las Vegas, Nevada	2008	47,500	08/29/14	$15,000,000	28%	95.55%
Devonshire office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,400,000	28%	75.76%
SE Properties office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,100,000	28%	100.00%
ExecuSuites office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,100,000	28%	76.44%

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note Q- Legal Matters Involving The Manager and Note P - Legal Matters Involving The Company in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol VRTA and began trading on June 1, 2006.  The price per share of common stock presented below represents the highest and lowest sales price for our common stock on the Nasdaq Capital Market.

2014	High	Low

First Quarter	$8.00	$5.52
Second Quarter	$6.84	$5.44
Third Quarter	$10.44	$5.73
Fourth Quarter	$6.45	$3.43

2013	High	Low

First Quarter	$5.00	$4.00
Second Quarter	$8.76	$4.08
Third Quarter	$8.12	$5.92
Fourth Quarter	$8.20	$6.08

Holders

As of March 31, 2015, there were approximately 298 holders of record of 1,380,278 shares of our common stock.

Dividend Policy

During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the years ended December 31, 2014 or 2013.  In light of our accumulated losses, we do not expect our Board of Directors to reinstate dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following is a summary of our stock purchases during the year ended December 31, 2014, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
January 1 – January 31, 2014	--	$--	--	$3,385,269
February 1 – February 29, 2014	--	--	--	3,385,269
March 1 – March 31, 2014	--	--	--	3,385,269
April 1 – April 30, 2014	--	--	--	3,385,269
May 1 – May 31, 2014	--	--	--	3,385,269
June 1 – June 30, 2014	--	--	--	3,385,269
July 1 – July 31, 2014	--	--	--	3,385,269
August 1 – August 31, 2014	7,828	6.36	7,828	3,335,525
September 1 – September 30, 2014	25,957	7.84	25,957	3,132,562
October 1 – October 31, 2014	--	--	--	3,132,562
November 1 – November 30, 2014	4,353	5.69	4,353	3,107,772
December 1 – December 31, 2014	9,747	6.77	9,747	3,048,599
Total	47,885	$7.19	47,885	$3,048,599

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2014 and 2013.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this annual report on Form 10-K.  The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of some of these risks and uncertainties.

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

During the year ended December 31, 2014, we funded five loans totaling approximately $7.5 million.  During the year ended December 31, 2013, we funded four loans totaling approximately $2.3 million.  As of December 31, 2014, our loan-to-value ratio was 56.00%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  An increase in loan defaults accompanied by declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of December 31, 2014, we have made loans of approximately $1,425,000 to our 40% owned subsidiary, MVP Advisor, the manager of MVP REIT.  We acquired our ownership interest in MVP Advisor in December 2013 from the sponsor of MVP REIT, MVP Capital. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets. We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its publicly registered offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor or any return on our investment in MVP Advisor until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts due from MVP REIT creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the year ended December 31, 2014, we impaired approximately $1,285,000 of the amounts loaned MVP Advisor.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP Advisor.

On January 14, 2014, we, VRM II and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.  As of March 31, 2014, we had invested approximately $4.5 million in real property, which represented a 44% ownership interest in five parking facilities, subject to triple net leases. On April 30, 2014, following MVP REIT’s exercise of the Purchase Right and approval by our Board of Directors along with the Board of Directors for VRM II and MVP REIT, MVP REIT acquired our and VRM II’s interest in the five parking facilities and VRM II’s interest in a storage facility, net of the assumed debt secured by the real estate.  In exchange, we and VRM II received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. As a result of this transaction, MVP REIT holds 100% interest in the five parking facilities and 100% interest in the storage facility. We and VRM II together hold a 100% interest in the four office properties.  The five parking facilities have been reported as Discontinued Operations in the accompanying statement of operations.

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

See Note F – Investment in Equity Method Investee and Note Receivable from MVP Realty Advisors to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding the property exchanges.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the Year Ended December 31, 2014 to the Year Ended December 31, 2013:

Total Revenue:	2014	2013	$ Change	% Change
Interest income from investment in real estate loans	$409,000	$815,000	$(406,000)	(50%)
Gain related to payoff of notes receivable, including
recovery of allowance for doubtful notes receivable	78,000	657,000	(579,000)	(88%)
Rental revenue	711,000	686,000	25,000	4%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	421,000	(421,000)	(100%)
Total	$1,198,000	$2,579,000	$(1,381,000)	(54%)

During 2013, our investments in new real estate loans decreased; however, we began investing in a minority ownership of real estate properties and have maintained a significant amount of cash.  During 2014 our loan increased approximately $3.7 million. This increase occurred during the second half of 2014, which resulted in a decrease of interest income from Real Estate Loans compared to 2013.  The loan portfolio balance ranged from $8.7 million to $15.9 million during the first seven months of 2013.  This results in a decrease of interest income for the majority of 2014.  During 2013, we received 60,810 shares of common stock of MVP REIT in consideration of cancellation of certain unsecured notes guaranteed by SERE, Holdings LLC.  The unsecured notes had previously been written off.  The value of the gain was based upon the price charged by MVP REIT for its shares in its ongoing public offering.  The managing member of SERE, Holdings LLC is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.  In 2013, we received payoffs on two loans which had an allowance for loan loss which resulted in a recovery of allowance for loan loss of approximately $0.4 million.  There were no similar transactions during 2014.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Operating Expenses:	2014	2013	$ Change	% Change
Management fees – related party	$276,000	$276,000	$--	--
Provision for loan losses	--	588,000	(588,000)	(100%)
Payroll	54,000	52,000	2,000	4%
Impairment of MVP Realty Advisors	1,285,000	140,000	1,145,000	818%
Acquisition expense	1,000	15,000	(14,000)	93%
Operations and maintenance	229,000	300,000	(71,000)	(24%)
Depreciation	126,000	--	126,000	100%
Interest expense	2,000	4,000	(2,000)	(50%)
Professional fees	468,000	437,000	31,000	7%
Insurance	204,000	215,000	(11,000)	(5%)
Consulting	93,000	95,000	(2,000)	(2%)
Other	186,000	95,000	91,000	96%
Total	$2,924,000	$2,217,000	$707,000	32%

Operating expenses were 32% higher during the year ended December 31, 2014 than during the year ended December 31, 2013.  During 2014, we impaired amounts we loaned MVP Realty Advisors (“MVP Advisor”) during the year ended December 31, 2014 totaling $1,285,000.  We have not forgiven the balance due from MVP Advisor however the decision by MVP Capital, the sponsor of MVP REIT, to forgive the full amount of its $3.6 million loan to MVP Advisor creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of December 31, 2014. Under the terms of the Operating Agreement which governs MVP Advisor, any loans we may make to MVP Advisor must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVP CP receiving any distributions from MVP Advisor. We will continue to review this investment and note receivable to determine whether future advances should be funded to MVP Advisor.  During 2013 there was also a provision for loan loss which was necessary due to the decrease in appraised value of a property upon which we held a second trust deed.  No such provision was necessary in 2014

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note R – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Non-operating income (loss):	2014	2013	$ Change	% Change
Gain on sale of marketable securities	$1,000	$87,000	$(86,000)	(99%)
Loss on sale of marketable securities- related party	(86,000)	--	(86,000)	(100%)
Dividend income	40,000	15,000	25,000	167%
Interest expense	(54,000)	--	(54,000)	(100%)
Reversal of settlement reserve	--	16,000	(16,000)	(100%)
Recovery from settlement with loan guarantor	102,000	--	102,000	100%
Income from investment in equity method investee	199,000	20,000	179,000	895%
Total	$202,000	$138,000	$64,000	46%

During the third quarter 2013, we sold shares of a publicly traded company which invests in loan collateralized by real estate for a realized gain of approximately $87,000.  During December 2014, management recognized a loss on VRM II’s stocks held in the amount of approximately $86,000.  During September 2010, we established reserves related to our Nevada Lawsuit settlement.  As of June 30, 2013 management determined that the remaining reserves of $16,000 are no longer necessary and have recognized this amount as a reversal of settlement reserve.  During January 2011, we, VRM II and VF III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.1 million during the nine months ended September 30, 2014.  No similar transaction occurred in 2013.  In 2014 we acquired a non-controlling interest in six office buildings along with VRM II.  The results of operations related to the non-controlling interest in these properties is recognized as income from investment in equity method investee as part of the non-operating income (loss) included in the statements of operations.

See Note R – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Discontinued operations, net of income taxes:	2014	2013	$ Change	% Change
Net gain on sale of real estate held for sale	$196,000	$101,000	$95,000	94%
Recovery from 1701 Commerce	198,000	84,000	114,000	136%
Income from investment in equity method investee held for sale	60,000	12,000	48,000	400%
Expenses related to real estate held for sale	(89,000)	(46,000)	(43,000)	93%
Total	$365,000	$151,000	$214,000	142%

During the year ended December 31, 2013 we recorded net gain of approximately $84,000 related to the sale of HFS in December 2011.  Additionally, during the third quarter of 2013, we acquired a non-controlling interest in six parking facilities along with VRM II and MVP REIT.  On January 14, 2014, we, VRM II and MVP REIT sold one of the parking facilities, MVP PF Baltimore 2013, LLC, to a third party for a loss of approximately $5,000.  In March 2014, the board approved the exchange of our interest in the five remaining parking facilities for interests in commercial office buildings; because of this approval the parking facilities have been reclassified as assets held for sale. The exchange was completed on April 30, 2014.  The results of operations related to the non-controlling interest in these properties held for sale is recognized as income from investment in equity method investee held for sale as a part of discontinued operations included in the statements of operations.

See Note F — Investments in Equity Method Investee and Note Receivable from MVP Realty Advisors and Note G – Investment in Equity Method Investee Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

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

During the year ended December 31, 2014, net cash flows provided by operating activities approximated $0.2 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $7.5 million, investment in equity method investee of approximately $3.7 million, investment in VREO XXV of approximately $1.4 million and investment in MVP Advisor of approximately $1.3 million.  In addition, cash flows related to investing activities consisted of cash provided by payoffs and sales to third parties of real estate loans of approximately $3.8 million, proceeds from recovery from 1701 Commerce of approximately $0.7 million, proceeds from investments in equity method investees of approximately $1.2 million and proceeds from the sale of marketable securities of approximately $13,000.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $0.2 million to finance our directors’ and officers’ insurance policy, proceeds from note payable of approximately $2.2 million and purchase of treasury stock of approximately $0.3 million.

At December 31, 2014, we had approximately $1.4 million in cash, $1.1 million in liquid marketable securities of related parties and approximately $20.8 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental income, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Our interest in MVP Advisor has required, and may continue to require, us to continue to direct a portion of our cash towards development of the business of MVP REIT, including in the form of loans totaling approximately $1,425,000 as of December 31, 2014.  To further support development of the business of MVP REIT, MVP Advisor also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. The return on our investment in MVP Advisor will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisor, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP Advisor and the ability of MVP Advisor to repay our loans could be adversely impacted.  During the year ended December 31, 2014, we impaired approximately $1,285,000 of the amounts loaned MVP Advisor.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP Advisor.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During 2013 we used approximately $1,155,000 to acquire 628,206 shares of our common stock.  During 2014 we used approximately $337,000 to acquire 47,885 shares of our common stock.  As of December 31, 2014, we had no treasury stock.  We are not obligated to purchase any additional shares.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of March 30, 2015, we met our 3% reserve.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2014, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:
Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$53,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$266,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$533,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(53,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(266,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(533,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2014, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$71,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$353,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$706,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(71,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(353,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(706,000)

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

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage I, Inc. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage I, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

De Joya Griffith, LLC

/s/ De Joya Griffith, LLC
Henderson, NV
March 25, 2015

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,395,000	$7,628,000
Investment in marketable securities - related party	1,126,000	1,457,000
Investment in marketable securities	--	13,000
Investment in MVP REIT, net of allowance of $1,425,000 as of December 31, 2014 and $140,000 as of December 31, 2013	--	--
Investment in equity method investee	6,932,000	--
Investment in equity method investee – held for sale	--	4,515,000
Interest and other receivables, net of allowance of $0 at December 31, 2014 and 2013	6,000	4,000
Notes receivable, net of allowance of $650,000 at December 31, 2014 and $728,000 at December 31, 2013	--	--
Real estate held for sale	--	320,000
Investment in real estate loans, net of allowance for loan losses of $0 at December 31, 2014 and 2013	7,063,000	3,365,000
Investments in real estate and fixed assets
Land and improvements	1,741,000	1,390,000
Building and improvements	2,450,000	2,450,000
Furniture and fixtures	14,000	12,000
Total investments in real estate and fixed assets	4,205,000	3,852,000
Accumulated depreciation	(120,000)	--
Total investments in real estate and fixed assets, net	4,085,000	3,852,000
Loan fees	67,000	--
Due from related parties	--	54,000
Other assets	122,000	110,000
Total assets	$20,796,000	$21,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$115,000	$74,000
Due to related parties	30,000	--
Notes payable	2,260,000	18,000
Total liabilities	2,405,000	92,000

Commitments and contingencies	--	--

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, no shares at December 31, 2014 and 2013	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 1,380,278 shares issued and outstanding at December 31, 2014, and 1,428,163 shares issued and outstanding at December 31, 2013	1,000	1,000
Additional paid-in capital	59,725,000	60,062,000
Accumulated deficit	(41,335,000)	(40,137,000)
Accumulated other comprehensive income	--	285,000
Total stockholders' equity before non-controlling interest – related parties	18,391,000	20,211,000
Non-controlling interest – related parties	--	1,015,000
Total stockholders’ equity	18,391,000	21,226,000
Total liabilities and stockholders' equity	$20,796,000	$21,318,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
Revenues
Interest income from investment in real estate loans	$409,000	$815,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	78,000	657,000
Rental revenue	711,000	686,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	421,000
Total revenues	1,198,000	2,579,000
Operating expenses
Management fees - related party	276,000	276,000
Provision for loan loss	--	588,000
Payroll	54,000	52,000
Impairment on MVP Realty Advisors	1,285,000	140,000
Acquisition expense	1,000	15,000
Operations and maintenance	229,000	300,000
Depreciation	126,000	--
Interest expense	2,000	4,000
Professional fees	468,000	437,000
Insurance	204,000	215,000
Consulting	93,000	95,000
Other	186,000	95,000
Total operating expenses	2,924,000	2,217,000
Income (loss) from operations	(1,726,000)	362,000
Non-operating income (loss)
Gain on sale of marketable securities	1,000	87,000
Loss on sale of marketable securities – related party	(86,000)	--
Dividend income	40,000	15,000
Interest expense	(54,000)	--
Reversal of settlement reserve	--	16,000
Gain related to recovery from settlement with loan guarantor	102,000	--
Income from investment in equity method investee	199,000	20,000
Total other non-operating income, net	202,000	138,000

Provision for income taxes	--	--

Income (loss) from continuing operations	(1,524,000)	500,000

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	196,000	101,000
Income from equity method investee held for sale	60,000	12,000
Recovery from 1701 Commerce	198,000	84,000
Expenses related to real estate held for sale	(89,000)	(46,000)
Total income from discontinued operations	365,000	151,000
Net income (loss)	(1,159,000)	651,000
Net income attributable to non-controlling interest – related parties	39,000	86,000
Net income (loss) attributable to common stockholders	$(1,198,000)	$565,000

Basic and diluted income (loss) per weighted average common share
Continuing operations	$(1.08)	0.33
Discontinued operations	0.23	0.04
Total basic and diluted income (loss) per weighted average common share	$(0.85)	$0.37
Dividends declared per common share	$--	$--
Weighted average common shares	1,415,953	1,510,437

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME(LOSS)

	For The Years Ended December 31,
	2014	2013

Net income (loss)	$(1,159,000)	$651,000

Distributions from assets held to non controlling interest entities	(39,000)
Unrealized holding gain on available-for-sale securities	--	1,000
Unrealized holding gain (loss) on available-for-sale securities – related parties	(285,000)	128,000

Comprehensive income (loss)	(1,483,000)	780,000
Loss: net income attributable to noncontrolling interest – related party	39,000	86,000

Comprehensive income (loss) attributable to Vestin Realty Mortgage I, Inc.	$(1,522,000)	$694,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Treasury Stock		Common Stock
	Shares	Amount	Shares (1)	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling interest – Related Party	Total
Stockholders' Equity at December 31, 2012	--	$--	1,585,215	$1,000	$61,217,000	$(40,702,000)	$156,000	$1,137,000	21,809,000
Comprehensive Income:
Net Income	--	--	--	--	--	565,000	--	86,000	651,000
Unrealized Gain on Marketable Securities	--	--	--	--	--	--	1,000	--	1,000
Unrealized Gain on Marketable Securities - Related Party	--	--	--	--	--	--	128,000	--	128,000
Comprehensive Income	--	--	--	--	--	--	--	--	780,000
Distribution from assets held to non controlling interest entities	--	--	--	--	--	--	--	(208,000)	(208,000)
Purchase Treasury Stock	157,052	(1,115,000)	(157,052)						(1,155,000)
Retire Treasury Stock	(157,052)	1,155,000	--	--	(1,155,000)	--	--	--	--
Stockholders' Equity at December 31, 2013	--	$--	1,428,163	$1,000	$60,062,000	$(40,137,000)	$285,000	$1,015,000	21,226,000
Comprehensive Income:
Net Income	--	--	--	--	--	(1,198,000)	--	39,000	(1,159,000)
Unrealized Loss on Marketable Securities - Related Party	--	--	--	--	--	--	(285,000)	--	(285,000)
Distribution from assets held to non controlling interest entities	--	--	--	--	--	--	--	(39,000)	(39,000)
Total Comprehensive Income									(1,483,000)
Purchase Treasury Stock	47,885	(337,000)	(47,885)	--	--	--	--	--	(337,000)
Purchase NCI portion of asset								(1,015,000)	(1,015,000)
Retire Treasury Stock	(47,885)	337,000	--	--	(337,000)	--	--	--	--
Stockholders' Equity at December 31, 2014	--	$--	1,380,278	$1,000	$59,725,000	$(41,335,000)	$--	$--	18,391,000
(1) Per share data is based on the average number of shares outstanding during the periods, except for the book value and market price which are based on the information at the end of the periods. All per share data has been adjusted to retroactively reflect the 1 for 4 reverse stock split effected on December 8, 2014.
The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,159,000)	$651,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	126,000	--
Amortization	4,000	--
Gain on sale of marketable securities	(1,000)	(87,000)
Loss on sale of marketable securities – related party	86,000	--
(Gain) loss on sale of real estate held for sale	(196,000)	(185,000)
Dividend income	(40,000)	(15,000)
Impairment on MVP Realty Advisors	1,285,000	140,000
Recovery of allowance for doubtful notes receivable included in other income	(78,000)	(657,000)
Provision for loan loss	--	588,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	(421,000)
Gain related to recovery from settlement with loan guarantor	(102,000)	--
Income from equity method investee	(199,000)	(20,000)
Income from equity method investee held for sale	(60,000)	(12,000)
Change in operating assets and liabilities:
Interest and other receivables	(2,000)	12,000
Due to/from related parties, net	373,000	(270,000)
Deferred gain on sale of Hawaii Funeral Services	--	(33,000)
Other assets	158,000	158,000
Assets held for sale, net of liabilities	--	(290,000)
Accounts payable and accrued liabilities	41,000	(39,000)
Net cash provided by (used in) operating activities	$236,000	$(480,000)
Cash flows from investing activities:
Investments in real estate loans	$(4,106,000)	$(2,317,000)
Purchase of investments in real estate loans from:
VRM II	(2,823,000)	--
Affiliates	(600,000)	--
Proceeds from loan payoffs	2,838,000	10,568,000
Proceeds from sale of investments in real estate loans to:
VRM II	--	1,200,000
MVP REIT	--	500,000
Third parties	992,000	375,000
Proceeds related to sale of real estate held for sale	302,000	349,000
Proceeds from settlement with loan guarantor	102,000	--
Proceeds related to real estate held for sale – extension fees	--	12,000
Purchase of marketable securities	--	(2,036,000)
Proceeds from sale of marketable securities	13,000	2,111,000
Proceeds from distributions from investment in equity method investee	1,219,000	--
Investment in VREO XXV, LLC	(1,370,000)	--
Proceeds from recovery from 1701 Commerce	691,000	84,000
Exchange interest in equtiy method investee - related party	(382,000)	--
Purchase of fixed assets	(4,000)	--
Investment in equity method investees – related party	(3,759,000)	(3,107,000)
Investment in equity method investee – held for sale	--	(1,376,000)
Investment in MVP Realty Advisors	(1,285,000)	(140,000)
Proceeds from dividends	--	5,000
Proceeds from note receivable	78,000	123,000
Net cash provided by (used in) investing activities	$(8,094,000)	$6,351,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE I, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2014	2013
Cash flows from financing activities:
Principal payments on notes payable	$(179,000)	$(159,000)
Proceeds from notes payable	2,180,000	--
Proceeds from distribution from assets held for sale	(39,000)	589,000
Purchase of treasury stock	(337,000)	(1,155,000)
Net cash provided by (used in) financing activities	$1,625,000	$(725,000)
NET CHANGE IN CASH	(6,233,000)	5,146,000
Cash, beginning of period	7,628,000	2,482,000
Cash, end of period	$1,395,000	$7,628,000

Supplemental disclosures of cash flows information:
Interest paid	$56,000	$4,000

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$--	$508,000
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$--	$350,000
Retirement of treasury stock	$337,000	$1,155,000
Acquisition of marketable securities – related party from settlement of notes receivable	$--	$(534,000)
Note payable relating to prepaid D & O insurance policy	$170,000	$158,000
Realized gain on marketable securities	$1,000	$--
Unrealized gain on marketable securities	$--	$1,000
Unrealized gain (loss) on marketable securities - related party	$(285,000)	$128,000

VESTIN REALTY MORTGAGE I, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

In December 2013, we acquired a 40% interest in MVP Realty Advisors, LLC (“MVP Advisor”), the manager of MVP REIT, Inc., pursuant to a membership interest transfer agreement, dated as of December 19, 2013, between MVP Capital Partners, LLC (“MVP Capital”) and us.  Pursuant to the transfer agreement, we did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP Advisor. In recognition of MVP Capital’s substantial investment in MVP Advisor for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM II have been repaid in full for any capital contributions to MVP Advisor or for any expenses advanced on MVP Advisor’s behalf (“Capital Investment”), and once we and VRM II have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisor.  This acquisition was approved by the independent members of our Board of Directors.  MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.

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

Reclassifications

Certain amounts in the 2013 consolidated financial statements regarding investment in equity method investee have been reclassified to conform to the December 31, 2014 presentation.  Additionally, commencing April 1, 2014, our investment in VREO XXV, LLC is considered held for use.

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

Investment in Marketable Securities and Investment in Marketable Securities – Related Party

Investment in marketable securities and investment in marketable securities– related party consists of stock in VRM II and MVP REIT.  The securities are stated at fair value as determined by the closing market price as of December 31, 2014 and 2013.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended December 31, 2014 and 2013.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2014, the Company operates both segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

Reverse Split

On December 8, 2014, the Company effected a 1 for 4 reverse split of its common stock. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the year ended December 31, 2014.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable. The carrying values of these instruments approximate their fair values due to their short-term nature. Marketable securities and marketable securities – related party and investment in real estate loans are further described in Note N – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities and marketable securities- related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2014 and 2013 we had approximately $0.9 and $8.0 million, respectively, in funds in excess of the federally-insured limits.

As of December 31, 2014, 29% and 71% of our loans were in California and Nevada, respectively, compared to 26%, 60% and 14% of our loans in Arizona, Nevada and Texas at December 31, 2013, respectively.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

As of December 31, 2014 and 2013, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of December 31, 2014, the aggregate amount of loans to our three largest borrowers represented approximately 79% of our total investment in real estate loans.  These real estate loans consisted of two commercial loans secured by property located in Nevada and one construction loan secured by property located in California.  All are first lien positions with interest rates between 7.00% and 9.00%, and an aggregate outstanding balance of approximately $5.6 million.  As of December 31, 2014, all three of our largest loans were considered performing.

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

Common Guarantors

As of December 31, 2013, there were three loans, totaling approximately $2.7 million, representing approximately 79.8%, of our portfolio’s total value, which had a common guarantor.  As of December 31, 2014, these loans did not exist.

As of December 31, 2014, there were two loans, totaling approximately $1.1 million, representing approximately 15.7% of our portfolio’s total value, which had a common guarantor.  As of December 31, 2013, these loans did not exist.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2014 and 2013, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2014 and 2013, we had two and no investment in real estate loans that had interest reserves.

Loan Portfolio

As of December 31, 2014, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 7.0% to 9.0% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2014, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	5	$5,043,000	7.60%	71.40%	51.35%
Construction	1	2,020,000	9.00%	28.60%	67.63%
Total	6	$7,063,000	8.00%	100.00%	56.00%

Investments in real estate loans as of December 31, 2013 were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	5	$3,271,000	7.99%	97.20%	65.24%
Land	1	94,000	6.00%	2.80%	49.67%
Total	6	$3,365,000	7.94%	100.00%	64.81%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans. The weighted average interest rate on performing loans only, as of December 31, 2014 and 2013, was 8.00% and 7.94%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2014 and 2013:

Loan Type	Number of Loans	December 31, 2014 Balance *	Portfolio Percentage	Number of Loans	December 31, 2013 Balance *	Portfolio Percentage

First deeds of trust	6	$7,063,000	100.00%	6	$3,365,000	100.00%
Second deeds of trust	--	--	--	--	--	--
Total	6	$7,063,000	100.00%	6	$3,365,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2014:

Non-performing	$--
January 2015 – March 2015	5,955,000
April 2015 – June 2015	1,108,000
July 2015 – September 2015	--
Thereafter	--

Total	$7,063,000

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2014 and 2013:

	December 31, 2014 Balance *	Portfolio Percentage	December 31, 2013 Balance *	Portfolio Percentage

Arizona	$--	--	$875,000	26.01%
California	2,020,000	28.60%	--	--
Nevada	5,043,000	71.40%	2,006,000	59.60%
Texas	--	--	484,000	14.39%
Total	$7,063,000	100.00%	$3,365,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2014	December 31, 2013
Balance per loan portfolio	$7,063,000	$3,365,000
Less:
Allowance for loan losses	--	-
Balance per consolidated balance sheets	$7,063,000	$3,365,000

Non-Performing Loans

As of December 31, 2014 and 2013, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

As of December 31, 2014 and 2013, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 0%.

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

Specific Reserve Allowances

As of December 31, 2014 and 2013, we had no specific reserve allowance.  The following table is a roll-forward of the allowance for loan losses for the year ended December 31, 2013 by loan type.

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

Extensions

As of December 31, 2014 and 2013, our manager had granted extensions on three outstanding loans, totaling approximately $10.9 and $7.5 million, respectively, of which our portion was approximately $3.5 and $1.9 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

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

As of December 31, 2014 we have made loans of approximately $1,425,000 to MVP Advisor, the manager of MVP REIT.  We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the year ended December 31, 2014, we impaired approximately $1,285,000 of the amounts loaned to MVP Advisor.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP Advisor.

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

We performed an allocation as of the acquisition date for asset transfer as follows:

Cash	$101,000
Property and equipment	24,961,000
Current assets	22,000
Accounts payable and accrued liabilities	(57,000)
Notes payable	(14,335,000)

Net assets	$10,692,000

The following is a summary of the results of operations related to the investment in equity method investee for the asset transfer properties for the year ended December 31, 2014:

For the year ended December 31, 2014

Revenue	1,652,000
Expenses	(1,221,000)
Net Income	431,000
% of ownership	28%
Equity method income	121,000

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

We performed an allocation as of the acquisition date for Building C as follows:

Property and equipment	$14,836,000
Current assets	102,000
Notes payable	(8,414,000)

Net assets	$6,524,000

We performed an allocation as of the acquisition date for Building A as follows:

Property and equipment	$14,900,000
Current assets	128,000
Notes payable	(8,452,000)

Net assets	$6,576,000

The following is a summary of the results of operations related to the investment in equity method investee for Building C for the year ended December 31, 2014:
For The year ended December 31, 2014

Revenue	575,000
Expenses	(410,000)
Net Income	165,000
% of ownership	28%
Equity method income	47,000

The following is a summary of the results of operations related to the investment in equity method investee for Building A for the year ended December 31, 2014:
For The year ended December 31, 2014

Revenue	434,000
Expenses	(323,000)
Net Income	111,000
% of ownership	28%
Equity method income	31,000

NOTE G — INVESTMENT IN EQUITY METHOD INVESTEE HELD FOR SALE

On January 14, 2014, we, VRM II and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.

On April 30, 2014, we completed the property exchange with MVP REIT pursuant to which we exchanged our interests in the parking properties for certain interests in commercial office buildings.  See Note F – Investment in Equity Method Investee and Note Receivable from MVP Realty Advisors for additional information.

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

In February 2014, VRM II effected a 1 for 4 reverse split of its common stock. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

As of December 31, 2014 and 2013, we owned 134,270 shares of VRM II’s common stock, representing approximately 5.20% of the total outstanding shares.  The closing price of VRM II’s common stock on December 31, 2014, was $4.04 per share.

During the year ended December 31, 2014, the trading price for VRM II’s common stock ranged from $3.43 to $6.45 per share.  At December 31, 2014, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM II as of December 31, 2014.  We realized a loss on our investment to its fair value of $4.04 per share as of December 31, 2014, totaling approximately $0.5 million and recognizing an impairment of approximately $0.1 million.

As of December 31, 2014 and 2013, we owned 66,379 and 61,961 shares of common stock, respectively, of MVP REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  We recorded a gain of approximately $534,000 upon receipt of such shares, and the shares are recorded on our balance sheet as Investment in MVP REIT valued at $584,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering. During the year ended December 31, 2014 we received 4,418 shares through MVP REIT’s distribution reinvestment program.

NOTE I — INVESTMENT IN MARKETABLE SECURITIES

During January 2014, we sold 1,062 shares of a publicly traded company that invests in loans collateralized by real estate for a realized gain of approximately $1,000.

NOTE J — REAL ESTATE OWNED HELD FOR SALE

At December 31, 2014 and 2013 we held one and two properties, respectively, with no total carrying value and a carrying value of approximately $0.3 million, respectively, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

As of December 31, 2014 our REO property consisted of raw land on which there were no operations.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$320,000
Real estate held for sale acquired through foreclosure	--
Additional investment in REO	--
Write down	--
Sale	(320,000)
Ending balance, December 31, 2014	$--

Beginning balance, January 1, 2013	$580,000
Proceeds on nonrefundable extension fee	(12,000)
Sale	(248,000)
Ending balance, December 31, 2013	$320,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the year ended December 31, 2014 and 2013 was $276,000 for each period.

As of December 31, 2014 and 2013, our manager owned 25,000 of our common shares, representing approximately 1.8% of our total outstanding common stock.  For the year ended December 31, 2014 and 2013, we declared no dividends payable to our manager.

Accounting services

During the years ended December 31, 2014 and 2013, Accounting Solutions, an entity partially owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $17,000 and $19,000, respectively, for accounting services.

During the years ended December 31, 2014 and 2013, Strategix Solutions, an entity partially owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $78,000 and $78,000, respectively, for accounting services.

Transactions with Other Related Parties

As of December 31, 2014 and 2013, we owned 134,270 common shares of VRM II, representing approximately 5.20% of their total outstanding common stock.  At December 31, 2014, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM II as of December 31, 2014.  We reversed our unrealized other comprehensive losses and realized a loss on our investment equal to its fair value of $4.04 per share as of December 31, 2014, totaling approximately $0.5 million and recognizing an impairment of approximately $0.1 million.  For the year ended December 31, 2014 and 2013 we recognized no in dividend income from VRM II.

As of December 31, 2014 and 2013, VRM II owned 134,545 of our common shares, approximately 9.74% of our total outstanding common stock.  For the years ended December 31, 2014 and 2013, we declared no in dividends payable to VRM II.

As of December 31, 2014 and 2013 we owned 66,379 and 61,961, respectively, of MVP REIT common stock. During the year ended December 31, 2014 we received 4,418 shares through MVP REIT’s distribution reinvestment program.  For the year ended December 31, 2013 we recognized $10,000 in dividend income, and for the year ended December 31, 2014, we recognized $40,000 in dividend income, from MVP REIT.

As of December 31, 2014 and 2013, we owned a 40% interest in MVP Advisor, the advisor of MVP REIT.

On April 30, 2014, we completed the property exchange with MVP REIT pursuant to which we exchanged our and VRM II’s interests in parking properties for MVP REIT’s interests in commercial office buildings.  See Note F - Investments in Equity Method Investee and Note Receivable from MVP Realty Advisors for additional information.

On July 31, and August 29, 2014, we and VRM II completed the purchase of two commercial office buildings with MVP REIT.  See Note F - Investments in Equity Method Investee and Note Receivable from MVP Realty Advisors for additional information.

We have made loans of approximately $1,425,000 to MVP Advisor, the manager of MVP REIT.  We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the year ended December 31, 2014, we impaired approximately $1,285,000 of the amounts loaned MVP Advisor.  During the year ended December 31, 2013, we impaired approximately $140,000 of the amounts loaned to MVP Advisor.

On April 30, 2014, we completed the property exchange with MVP REIT pursuant to which we exchanged our and VRM II’s interests in parking properties for MVP REIT’s interests in commercial office buildings.  See Note F Investments in Equity Method Investee and Note Receivable from MVP Realty Advisors for additional information.

During March 2014, VRM II acquired a 42% interest in Building C, LLC for $3.0 million.  During July 2014 we and VRM II acquired the remaining 58% interest for a total of approximately $3.8 million, of which our portion was approximately $1.8 million.

During August 2014, we and VRM I acquired 72% and 28%, respectively of Building A, LLC for a total of $6.5 million of which our portion was approximately $4.7 million.

As of December 31, 2014 we owed VRM II approximately $30,000 and December 31, 2013 we had receivables from VRM II of approximately $54,000.

During August 2014, we purchased approximately $2.8 million in real estate loans from VRM II.

During August 2014, we purchased the remaining 26% interest in a VREO XXV, LLC from VRM II and Fund III for approximately $1.3 million.

NOTE L — NOTES RECEIVABLE

During February 2012, we, VRM II and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.7 million was moved to notes receivable and remains fully allowed for.  As of December 31, 2014 the balance is approximately $0.6 million

NOTE M — NOTES PAYABLE

During July 2014, VREO XXV issued a promissory note to Mohave State Bank for $2.3 million.  This note bears an annual interest rate of 5.0%, is secured by property and is payable in monthly principal and interest payments of approximately $13,000, with a lump sum payment of approximately $2.0 million due at maturity in July of 2019.

In April 2014, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 2.99%.  The agreement required a down payment of $30,000 and nine monthly payments of approximately $17,000 beginning on May 27, 2014.  As of December 31, 2014, the outstanding balance of the note was approximately $17,000.  Interest expense for the year ended December 31, 2014 amounted to approximately $2,000.  During January 2015, the outstanding balance of the note was paid in full.

In April 2013, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.25%.  The agreement required a down payment of $53,000 and nine monthly payments of approximately $18,000 beginning on May 27, 2013.  As of December 31, 2013, the outstanding balance of the note was approximately $18,000.  Interest expense for the year ended December 31, 2013 amounted to approximately $3,000.  During January 2014, the outstanding balance of the note was paid in full.

As of December 31, 2014, future principal payments on the notes payable are as follows:

2015	$65,000
2016	50,000
2017	53,000
2018	56,000
2019	2,036,000
Thereafter	--
Total	$2,260,000

NOTE N — FAIR VALUE

As of December 31, 2014, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities and marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees held for sale.

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

The following tables present the valuation of our financial assets as of December 31, 2014 and 2013, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/14	Carrying Value on Balance Sheet at 12/31/14
Assets
Investment in equity method investee	$--	$--	$6,932,000	$6,932,000	$6,932,000
Investment in marketable securities - related party	$1,126,000	$--	$--	$1,126,000	$1,126,000
Investment in real estate loans	$--	$--	$7,063,000	$7,063,000	$7,063,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2013	Carrying Value on Balance Sheet at 12/31/2013
Assets
Investment in equity method investee – held for sale	$--	$--	$4,515,000	$4,515,000	$4,515,000
Investment in marketable securities - related party	$1,457,000	$--	$--	$1,457,000	$1,457,000
Investment in marketable securities	$13,000	$--	$--	$13,000	$13,000
Investment in real estate loans	$--	$--	$3,353,000	$3,353,000	$3,365,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2014 to December 31, 2014.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2014 to December 31, 2014.

Investment in real estate loans

Balance on January 1, 2014	$3,353,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	4,106,000
Purchase from affiliate	2,823,000
Purchase from third party	600,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(2,838,000)
Sale of assets to third parties	(992,000)
Temporary change in estimated fair value based on future cash flows	11,000

Balance on December 31, 2014, net of temporary valuation adjustment	$7,063,000

Investment in equity method investee

Balance on January 1, 2014	$--
Investment in equity method investee	6,932,000

Balance on December 31, 2014, net of temporary valuation adjustment	$6,932,000

Investment in equity method investee – held for sale

Balance on January 1, 2014	$4,515,000
Sale of investment in equity method investee held for sale	(4,515,000)

Balance on December 31, 2014, net of temporary valuation adjustment	$--

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to December 31, 2013:

Investment in real estate loans

Balance on January 1, 2013	$13,870,000
Change in temporary valuation adjustment included in net income
Net decrease in allowance for loan losses	183,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	2,317,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(10,918,000)
Sale of assets to related parties	(1,700,000)
Sale of assets to third parties	(375,000)
Temporary change in estimated fair value based on future cash flows	(24,000)

Balance on December 31, 2013, net of temporary valuation adjustment	$3,353,000

NOTE O — SEGMENT INFORMATION

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

The following are certain financial data for the Company’s operating segments for the periods:

	For the years
	ended December 31,
	2014	2013
Revenues
Investment in real estate loans	$487,000	$1,893,000
Rental revenue	711,000	686,000
Total revenues	1,198,000	2,579,000
Operating expenses
Investment in real estate loans	$276,000	$864,000
Investment in real property	355,000	300,000
Corporate activities	2,293,000	1,053,000
Total expenses	$2,924,000	$2,217,000

Total Assets	December 31, 2014	December 31, 2013
Investment in real estate loans	$7,069,000	$3,369,000
Investment in real property	11,084,000	8,367,000
Corporate assets	2,643,000	9,582,000
Total assets	$20,796,000	$21,318,000

NOTE P — RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

NOTE Q — LEGAL MATTERS INVOLVING THE MANAGER

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

Other than the matters described in Note R – Legal Matters Involving The Company below, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the manager’s net income in any particular period.

NOTE R — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $0.1 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the secured property operated as the Sheraton Hotel and Spa Fort Worth, Texas (the “Hotel”).  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to seek relief from a pending foreclosure of the Hotel by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of other Hotel creditors.  Due to the uncertainty and disputes involving the Hotel, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012. The Hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale were used to pay all 1701 Commerce creditors 100% of their claim plus interest, with the balance distributed to us and our two partners, VRM II and Fund III. On February 4, 2015, the court entered its final decree closing the case.

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

NOTE S— INCOME TAXES

We operated as a REIT through December 31, 2011. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2013.

The components of the provision for income tax benefit are as follows for the year ended:

	12/31/2014	12/31/2013
Current Taxes
Federal	--	--
State	--	--
Total Current Taxes	--	--
Change in Deferred Taxes	407,000	192,000
Change in Valuation Allowance	(407,000)	(192,000)

Provision for income tax expense (benefit)	--	--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2014:

Deferred Tax Assets:
Recovery of allowance for doubtful notes receivable	221,000
Impairment on investment in MVP Realty Advisors	485,000
Impairment on investment in marketable securities-related party	29,000
Net operating loss carryforward	13,576,000
Total Deferred Tax Assets	14,311,000
Valuation allowance	(14,311,000)
Deferred Tax Assets, net of valuation allowance	--
Non-current portion	--
Current portion	--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2014 was 34%.  The Company has established a valuation allowance against deferred tax assets of $14,311,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carryforward timing differences.

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

NOTE T — SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

On February 9, 2015, the Company received a deficiency notification from NASDAQ that it failed to maintain, for the last thirty (30) business days, a minimum of $5,000,000 in its Market Value of Publicly Held Shares to remain on the NASDAQ Global Capital Markets.  The NASDAQ rules provide the Company with a compliance period of 180 calendar days in which to regain compliance. The Company did not believe it could regain compliance and has applied to transfer the Company’s securities to The Nasdaq Capital Market.  The Company has been informed this change occured in March, 2015.

On March 2, 2015 MVP Realty Advisors, LLC (“MVPRA”) entered into an agreement with NAMANCO Productions, Inc. (“Namanco”) for the services of Joseph W. Namath.  The term of the agreement is ten years consisting of a performance term of five years and a bonus term of five years.  Each year MVPRA and Namanco must agree to extend the agreement for an additional year.  For each year of the performance term, MVPRA will pay to Namanco for the services of Namath the sum of $120,000 per appearance for the first six appearances and 150,000 for each appearance thereafter.  MVPRA has agreed to a minimum of six appearances for each year in which the agreement is in effect.  Namanco is paid $60,000 per month as an advance against the minimum six appearances.  Michael Shustek is responsible for all payments due during the bonus term.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2014.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day-to-day basis by Vestin Mortgage, a company majority-owned by of Michael V. Shustek.

Directors and Executive Officers

The following table sets forth the names, ages as of March 30, 2015 and positions of the individuals who serve as our directors and executive officers as of March 30, 2015:

Name	Age	Title

Michael V. Shustek	56	President, Chief Executive Officer and Director
Tracee Gress (4)	44	Chief Financial Officer
Frederick J. Leavitt (1)(2)(3)	44	Director
Donovan Jacobs(1)(2)(3)	58	Director
Kenneth A Seltzer (1)(2)(3)	62	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

(4)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO Ms. Gress.  As of December 31, 2014, Strategix Solutions dedicated to us a total of three employees, including Tracee Gress, our CFO.

The following table sets forth the names, ages as of March 30, 2015 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	56	President, Chief Executive Officer and Chairman
Tracee Gress	44	Chief Financial Officer
Michael J. Whiteaker	65	Vice President of Regulatory Affairs

Directors, Executive Officers and certain significant employees of Vestin Realty Mortgage I, Vestin Mortgage (our manager), Vestin Originations or our affiliates.

Michael V. Shustekhas been a director of our manager, Vestin Mortgage, LLC, and Chairman of the board of directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a Director and CEO of us and Vestin Realty Mortgage II, Inc. (“VRM II”) since January 2006. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the loan committee of Vestin Mortgage, LLC, and its affiliates. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage, LLC. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors. In 2012, Mr. Shustek became a Director and the CEO of MVP REIT, Inc.

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

Tracee Gress was appointed as our Chief Financial Officer (CFO) on January 14, 2013.  In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM II and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Ms. Gress has been with Strategix Solutions since January 2013 and, prior to January 2013, Ms. Gress was an accountant with L.L. Bradford & Company, LLC from August 2008 to January 2013.  Ms. Gress is a Certified Public Accountant and has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

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

Independent Directors of Vestin Realty Mortgage I

Donovan J. Jacobs was an employee of Vestin Group from 2000 to 2004 and from September 2005 to October 2006 and has been a member of our board since January 2008.  At Vestin Group, he was responsible for opening and managing three Vestin Mortgage branch offices.  He is also a director of VRM I since 2013.  Since 1992, Mr. Jacobs has been practicing law in San Diego, California where he represents police officers in both administrative and civil actions.  Mr. Jacobs is a retired San Diego Police Officer, where he served for 13 years.  Mr. Jacobs holds a lifetime teaching credential from the State of California and has taught law and police science at Miramar College, Southwestern College and Central Texas College.  Mr. Jacobs has authored two books on narcotics investigations, “Street Crime Investigations” and “Street Cop.”  Mr. Jacobs received his Bachelor’s Degree from San Diego State and his Juris Doctor from Thomas Jefferson School of Law.  Mr. Jacobs was admitted to the California Bar in 1992.  Mr. Jacobs’s legal knowledge, and his familiarity with the business and legal communities in California, provide an important perspective as the Board addresses issues related to the management of our loan portfolio and REO.

Kenneth A. Seltzer is the president of the accounting firm of Kenneth A. Seltzer, CPA A.P.C. since 1993 and a member of our board since January 2008. His firm specializes in compilations for small and medium size businesses as well as federal and state tax reporting.  In addition, his firm has performed accounting engagements for bankruptcy cases in the State of Nevada.  Mr. Seltzer is a CPA in the State of Nevada and a graduate of California State University, Northridge.  Mr. Seltzer’s experience as an accountant provides the Board with an important perspective on financial reporting and internal controls.

Fredrick J. Leavitt was re-elected on our board of directors in December 2013.  He had been a member of our board of directors since 2006 until he resigned in January 2008.  He was a director for Vestin Group from November 2004 to December 2005.  He is also a director of VRM II since January 2006.  Since August of 1993 Mr. Leavitt has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review.  Additionally, Mr. Leavitt sits on various audit committees involving the utility industry.  Mr. Leavitt is a CPA and a graduate of University of Nevada Las Vegas.  The Board also determined that Mr. Leavitt meets the audit committee financial expert requirements of NASDAQ Marketplace Rule 4350(d)(2)(A).  Mr. Leavitt’s experience as an accountant provides the Board with an important perspective on financial reporting and internal controls.

CORPORATE GOVERNANCE

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of four directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Seltzer, and his term will expire at the 2016 annual meeting of stockholders;

•	The class II directors are Mr. Jacobs, and his terms will expire at the 2017 annual meeting of stockholders; and

•	The class III directors are Mr. Shustek and Mr. Leavitt, and their terms will expire at the 2015 annual meeting of stockholders.

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

During the year ended December 31, 2014, the Board held three meetings, the Audit Committee held three meetings, the Compensation Committee held no meetings and the Nominating Committee held no meetings.  During 2014, no director attended less than 75% of the aggregate number of meetings held by the Board, and each committee of which such director was a member.  Directors are encouraged to attend annual meetings of our stockholders.  At the last annual meeting of stockholders, all of the three then-current directors attended.

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

As of March 30, 2015, the Board constituted the following committees:

Audit Committee
Kenneth A Seltzer (Chairman)
Donovan Jacobs
Fredrick J. Leavitt

Compensation Committee
Donovan Jacobs (Chairman)
Kenneth A Seltzer
Fredrick J. Leavitt

Nominating Committee
Fredrick J. Leavitt (Chairman)
Kenneth A. Seltzer
Donovan Jacobs

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Seltzer (chair), Mr. Jacobs and Mr. Leavitt, met in March 2015 in connection with the audit of our 2014 financial statements, and the audit committee members held a total of four meetings in fiscal 2014. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Nominating Committee – Our Nominating Committee was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2014, the Nominating Committee, consisting of Mr. Leavitt (chair), Mr. Seltzer and Mr. Jacobs, held no meetings.

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors which is available at http://www.vestinrealtymortgage1.com/VRT_About/CommitteeCharters.aspx  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager, Vestin Mortgage; and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2014 the Compensation Committee, consisting of Mr. Jacobs (chair), Mr. Seltzer and Mr. Leavitt held no meetings. During February 2015 April 13, 2011, the compensation committee met and reaffirmed the directors’ fees of $500 per meeting and the Manager’s fee.  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

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

Stockholders are encouraged to contact the Chair of the Nominating Committee if they wish the Committee to consider a proposed candidate.  Stockholders should submit the names of any candidates in writing, together with background information about the candidate, and send the materials to the attention of Mr. Leavitt at the following address: 8880 W. Sunset Road, Suite 200, Las Vegas, NV 89148.  Stockholders wishing to directly nominate candidates for election to the Board must provide timely notice in accordance with the requirements of our Bylaws, between the 150th and 120th days prior to the anniversary of the date of mailing of the notice for the preceding year’s annual meeting of stockholders.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees of our manager.  The Code of Business Conduct and Ethics may be found on our web site at http://www.vestinrealtymortgage1.com/VRT_About/GovernanceDocuments.aspx.

ITEM 11.	EXECUTIVE COMPENSATION

We currently have no employees. Our day-to-day management functions are performed by our manager and related affiliates. Our executive officers are all employees of our manager or its affiliates and are utilized by our manager to provide management, acquisition, advisory and certain administrative services for us. We do not pay any of these individuals for serving in their respective positions.  We pay our manager a management fee of up to 0.25% of the amounts raised by us and Fund I through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2014, we paid our manager $276,000 for its management services, which represented approximately 13% of the revenues received by our manager and its affiliates in 2014.

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

The following table sets forth information with respect to our director compensation during the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)($)	Total ($)
Michael V. Shustek	$--	$—	$—	$—	$—		$--
Kenneth A Seltzer	$2,500	—	—	—	—		$2,500
Donovan Jacobs	$3,000	—	—	—	—	$	$3,000
Fredrick J. Leavitt	$3,000	—	—	—	—	$	$3,000

(1)	Amount represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 30, 2015, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 1,380,278 shares of our common stock as of March 30, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Vestin Realty Mortgage II, Inc. 8880 West Sunset Road, Suite 200 Las Vegas, NV 89148	Sole voting and investment power of 134,545 shares	9.7%

Michael V. Shustek 8880 West Sunset Road, Suite 200 Las Vegas, NV 89148	Sole voting and investment power of 154,680 shares	11.2%

He Zhengxu 5220 Belsera Court Reno, NV 89519	Shared voting and investment power of 126,579 shares	9.2%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 31, 2015, by:

•	Each director;

•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 1,380,278 shares of our total outstanding common stock as of March 30, 2015.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	8880 W. Sunset Road, Suite 200, Las Vegas, NV 89148	154,680	11.2%
Donovan Jacobs	2710 Alpine Blvd Suite 0 Alpine, CA 91901	--	--
Kenneth A Seltzer	17 Candlewyck Dr. Henderson, NV 89052	--	--
Fredrick J. Leavitt	650 Du Fort Ave. Henderson, NV 88002	--	--
All directors and executive officers as a group (5 persons)		154,680	11.2%

**  Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is Manager of Vestin Mortgage.  Mr. Shustek is the beneficial owner of 154,680 shares of our common stock, representing approximately 11.2% of our outstanding common stock (based upon 1,380,278 shares of common stock outstanding at March 31, 2015).  Mr. Shustek directly owns 129,680 shares of our common stock (totaling 9.4%) and indirectly owns and has economic benefit of 25,000 shares of our common stock (totaling 1.8%) through his ownership of Vestin Mortgage.

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

Please refer to Note K – Related Party Transactions in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2014 and 2013, De Joya Griffith, LLC (“De Joya Griffith”) services to us as follows:

	December 31, 2014	December 31, 2013
Audit Fees	$63,000	$63,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

De Joya Griffith did not perform any non-audit services for us in the years ended December 31, 2014 and 2013.

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

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 30, 2015
Michael V. Shustek	(Principal Executive Officer)

/s/ Tracee Gress	Chief Financial Officer	March 30, 2015
Tracee Gress	(Principal Financial and Accounting Officer)

/s/ Donovan J. Jacobs	Director	March 30, 2015
Donovan J. Jacobs

/s/ Kenneth A. Seltzer	Director	March 30, 2015
Kenneth A. Seltzer

/s/ Fredrick J. Leavitt	Director	March 30, 2015
Frederick J. Leavitt

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3, 10.1 and 10.5
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
10.1(1)	Form of Management Agreement between Vestin Mortgage and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.4 (6)	Deed in Lieu Agreement, dated as of February 7, 2012
10.5(7)	First Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
10.5(7)	Second Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
10.6 (8)	Membership Interest Transfer Agreement, dated as of December 19, 2013, between Registrant and MVP Capital Partners, LLC.
14 (3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics
21.1*	List of subsidiaries of the Registrant
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2014 and 2013, (iv) Consolidated Statement of Equity for the years ended December 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (vi) Notes to the Consolidated Financial Statements.

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