Form 10-Q
period 2015-05-06
Vestin Realty Mortgage I, Inc.
filed 2015-05-12
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  [   ]    No   [X]

As of May 12, 2015 there were 1,380,278 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

ASSETS
	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$4,459,000	$1,395,000
Investment in marketable securities - related party	1,059,000	1,126,000
Investment in MVP Advisor, net of allowance of $2,125,000 as of March 31, 2015 and $1,425,000 as of December 31, 2014	--	--
Investment in equity method investee held for sale	6,946,000	6,932,000
Interest and other receivables	4,000	6,000
Notes receivable, net of allowance of $643,000 at March 31, 2015 and $650,000 at December 31, 2014	--	--
Investments in real estate and fixed assets
Land and improvements	1,741,000	1,741,000
Building and improvements	2,450,000	2,450,000
Furniture and fixtures	19,000	14,000
	4,210,000	4,205,000
Accumulated depreciation	(151,000)	(120,000)
Total investments in real estate and fixed assets, net	4,059,000	4,085,000
Loan fees	63,000	67,000
Investment in real estate loans	3,100,000	7,063,000
Prepaid expenses – related party	135,000	--
Other assets	110,000	122,000
Total assets	$19,935,000	$20,796,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities	$65,000	$115,000
Due to related parties	26,000	30,000
Notes payable	2,231,000	2,260,000
Total liabilities	2,322,000	2,405,000

Commitments and contingencies	--	--

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, no shares at March 31, 2015 and December 31, 2014	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 1,380,278 shares issued and outstanding at March 31, 2015 and December 31, 2014	1,000	1,000
Additional paid-in capital	59,725,000	59,725,000
Accumulated deficit	(42,036,000)	(41,335,000)
Accumulated other comprehensive loss	(77,000)	--
Total stockholders’ equity	17,613,000	18,391,000
Total liabilities and stockholders' equity	$19,935,000	$20,796,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2015	2014
Revenues
Interest income from investment in real estate loans	$125,000	$81,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	8,000	--
Rental revenue	183,000	174,000
Total revenues	316,000	255,000
Operating expenses
Management fees - related party	69,000	69,000
Payroll	9,000	15,000
Impairment on MVP Realty Advisors	700,000	411,000
Acquisition expense	--	1,000
Operations and maintenance	44,000	79,000
Depreciation	34,000	--
Professional fees	116,000	84,000
Insurance	50,000	53,000
Consulting	23,000	25,000
Other	41,000	27,000
Total operating expenses	1,086,000	764,000
Loss from operations	(770,000)	(509,000)
Non-operating income (loss)
Gain on sale of marketable securities	--	1,000
Dividend income	10,000	9,000
Interest expense	(28,000)	--
Gain related to recovery from settlement with loan guarantor	--	102,000
Total other non-operating income (loss), net	(18,000)	112,000

Provision for income taxes	--	--

Loss from continuing operations	(788,000)	(397,000)

Discontinued operations, net of income taxes
Net loss on sale of real estate held for sale	--	(5,000)
Income from investment in equity method investee	96,000	43,000
Expenses related to real estate held for sale	(9,000)	(44,000)
Total income(loss) from discontinued operations	87,000	(6,000)
Net loss	(701,000)	(403,000)
Net income attributable to non-controlling interest – related parties	--	21,000
Net loss attributable to common stockholders	$(701,000)	$(424,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	$(0.57)	(0.28)
Discontinued operations	0.06	(0.02)
Total basic and diluted loss per weighted average common share	$(0.51)	$(0.30)
Dividends declared per common share	$--	$--
Weighted average common shares	1,380,278	1,428,164

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME(LOSS)

	For the Three Months Ended March 31,
	2015	2014

Net loss	$(701,000)	$(403,000)

Unrealized holding gain (loss) on available-for-sale securities – related parties	77,000	(141,000)

Comprehensive loss	(624,000)	(544,000)
Less: net income attributable to noncontrolling interest – related party	--	(21,000)

Comprehensive loss attributable to Vestin Realty Mortgage I, Inc.	$(624,000)	$(565,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(701,000)	$(403,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	34,000	--
Gain related to recovery of allowance for doubtful notes receivable	(8,000)	--
Gain on sale of marketable securities	--	(1,000)
Amortization	4,000	--
Recognized gain on sale of HFS	--	(23,000)
Income from equity method investee held for sale	(96,000)	(43,000)
Loss from sale of investment in equity method investee	--	5,000
Dividend from MVP REIT (DRIP Shares)	(10,000)	(9,000)
Impairment on MVP Realty Advisors	700,000	411,000
Change in operating assets and liabilities:
Interest and other receivables	2,000	1,000
Due to/from related parties	(4,000)	91,000
Prepaid expense – related party	(135,000)	--
Assets held for sale, net of liabilities	--	(80,000)
Other assets	12,000	31,000
Accounts payable and accrued liabilities	(50,000)	61,000
Net cash provided by (used in) operating activities	(252,000)	41,000
Cash flows from investing activities:
Investments in real estate loans	(1,263,000)	(2,298,000)
Proceeds from loan payoffs	4,593,000	1,304,000
Sale of investments in real estate loans
VRM II	200,000	--
Third parties	433,000	250,000
Purchase of fixed assets	(8,000)	--
Proceeds from investment in equity method investee held for sale	--	1,157,000
Proceeds from sale of investment in equity method investee held for sale	--	686,000
Proceeds from sale of marketable securities	--	13,000
Proceeds from distributions from investment in equity method investee	82,000	--
Investment in MVP Realty Advisors	(700,000)	(411,000)
Proceeds from notes receivable	8,000	--
Net cash provided by investing activities	3,345,000	701,000
Cash flows from financing activities:
Principal payments on notes payable	(29,000)	(18,000)
Net cash used in financing activities	(29,000)	(18,000)

NET CHANGE IN CASH	3,064,000	724,000
Cash and cash equivalents, beginning of period	1,395,000	7,588,000
Cash and cash equivalents, end of period	$4,459,000	$8,312,000

Supplemental disclosures of cash flows information:
Interest expense	$28,000	$--
Non-cash investing and financing activities:
Unrealized loss on marketable securities - related party	$(77,000)	$(141,000)

VESTIN REALTY MORTGAGE I, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage I, Inc. (“VRM I”, the “Company”, “we”, “us”, or “our”), formerly Vestin Fund I, LLC (“Fund I”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”).  In addition we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in December 1999.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to April 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012. Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012. Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock are no longer subject to such restrictions.  In connection with the termination of our REIT status, we also amended our stockholders’ rights plan to provide that a stockholder, other than Michael Shustek, may own up to 20% of outstanding shares of common stock, and that Michael Shustek may own up to 35% of outstanding shares of common stock.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Tracee Gress.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

In December 2013, we acquired a 40% interest in MVP Realty Advisors, LLC (“MVP Advisor”) the manager of MVP REIT, Inc., pursuant to a membership interest transfer agreement, dated as of December 19, 2013, between MVP Capital Partners, LLC (“MVP Capital”) and us.  Pursuant to the transfer agreement, we did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP Advisor. In recognition of MVP Capital’s substantial investment in MVP Advisor for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM II have been repaid in full for any capital contributions to MVP Advisor or for any expenses advanced on MVP Advisor’s behalf (“Capital Investment”), and once we and VRM II have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisor.  This acquisition was approved by the independent members of our Board of Directors.  MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  The information included in this Form 10-Q should be read in conjunction with information included in the 2014 annual report filed on Form 10-K.

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

Reclassifications

Certain amounts in the 2014 consolidated financial statements regarding investment in equity method investee currently held for sale have been reclassified to conform to the March 31, 2015 presentation.  Additionally, commencing April 1, 2014, our investment in VREO XXV, LLC is considered held for use.

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

Investment in Marketable Securities and Investment in Marketable Securities – Related Party

Investment in marketable securities and investment in marketable securities– related party consists of stock in VRM II and MVP REIT.  The securities are stated at fair value as determined by the closing market price as of March 31, 2015 and December 31, 2014.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended March 31, 2015 and December 31, 2014.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of March 31, 2015, the Company operates both segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the three months ended March 31, 2015.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2015 and 2014 we had approximately $3.9 and $7.8 million, respectively, in funds in excess of the federally-insured limits.

As of March 31, 2015, 100% of our loans were in Nevada, compared to 29% and 71% of our loans in California, and Nevada at December 31, 2014, respectively.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

As of March 31, 2015 and December 31, 2014, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of March 31, 2015, the aggregate amount of loans to our three largest borrowers represented approximately 96% of our total investment in real estate loans.  These real estate loans consisted of two commercial loans secured by property located in Nevada and one construction loan secured by property located in Nevada.  All are first lien positions with interest rates between 7.00% and 8.00%, and an aggregate outstanding balance of approximately $3 million.  As of March 31, 2015, all three of our largest loans were considered performing.

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

Common Guarantors

As of March 31, 2015 and December 31, 2014, there were two loans, totaling approximately $1.1 million, representing approximately 35.7% and 15.7%, respectively, of our portfolio’s total value, which had a common guarantor.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2015 and December 31, 2014, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2015 and December 31, 2014, we had no investment in real estate loans that had interest reserves.

Loan Portfolio

As of March 31, 2015, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 7.0% to 8.0% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2015, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	3	$2,937,000	7.38%	94.74%	49.41%
Construction	1	163,000	8.00%	5.26%	0.29%
Total	4	$3,100,000	7.41%	100.00%	47.09%

Investments in real estate loans as of December 31, 2014 were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	5	$5,043,000	7.60%	71.40%	51.35%
Land	1	2,020,000	9.00%	28.60%	67.63%
Total	6	$7,063,000	8.00%	100.00%	56.00%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans. The weighted average interest rate on performing loans only, as of March 31, 2015 and December 31, 2014, was 7.41% and 8.00%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2015 and December 31, 2014.

Loan Type	Number of Loans	March 31, 2015 Balance *	Portfolio Percentage	Number of Loans	December 31, 2014 Balance *	Portfolio Percentage

First deeds of trust	4	$3,100,000	100.00%	6	$7,063,000	100.00%
Second deeds of trust	--	--	--	--	--	--
Total	4	$3,100,000	100.00%	6	$7,063,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2015:

Non-performing	$--
January 2015 – March 2015	--
April 2015 – June 2015	2,937,000
Thereafter	163,000
Total	$3,100,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015 Balance *	Portfolio Percentage	December 31, 2014 Balance *	Portfolio Percentage

California	$--	--	$2,020,000	28.60%
Nevada	3,100,000	100%	5,043,000	71.40%
Total	$3,100,000	100.00%	$7,063,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2015	December 31, 2014
Balance per loan portfolio	$3,100,000	$7,063,000
Less:
Allowance for loan losses	--	-
Balance per consolidated balance sheets	$3,100,000	$7,063,000

Non-Performing Loans

As of March 31, 2015 and December 31, 2014, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

As of March 31, 2015 and December 31, 2014, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 0%.

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

Specific Reserve Allowances

As of March 31, 2015 and December 31, 2014, we had no specific reserve allowance.

Extensions

As of March 31, 2015 and December 31, 2014, our manager had granted extensions on one and three outstanding loans, totaling approximately $4.7 and $10.9 million, respectively, of which our portion was approximately $1.9 and $3.5 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN EQUITY METHOD INVESTEE AND NOTE RECEIVABLE FROM MVP REALTY ADVISORS

MVP Realty Advisors

As of March 31, 2015 we have made loans of approximately $2,125,000 to MVP Advisor, the manager of MVP REIT.  We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor.

Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the three months ended March 31, 2015, we impaired approximately $700,000 of the amounts loaned to MVP Advisor.  During the three months ended March 31, 2014, we impaired approximately $411,000 of the amounts loaned to MVP Advisor.

NOTE F — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

In February 2014, VRM II effected a 1 for 4 reverse split of its common stock. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

As of March 31, 2015 and December 31, 2014, we owned 134,270 shares of VRM II’s common stock, representing approximately 5.20% of the total outstanding shares.  The closing price of VRM II’s common stock on March 31, 2015, was $3.47 per share.

During the three months ended March 31, 2015, the trading price for VRM II’s common stock ranged from $2.76 to $4.82 per share.  At December 31, 2014, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM II as of December 31, 2014.  We realized a loss on our investment to its fair value of $4.04 per share as of December 31, 2014, totaling approximately $0.5 million and recognizing an impairment of approximately $0.1 million.

As of March 31, 2015 and December 31, 2014, we owned 67,532 and 66,379 shares of common stock, respectively, of MVP REIT.  The shares are recorded on our balance sheet valued at $594,000 and $584,000, respectively.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering. During the three months ended March 31, 2015 we received 1,153 shares through MVP REIT’s distribution reinvestment program which resulted in dividend income of approximately $10,000.

NOTE G — REAL ESTATE OWNED HELD FOR SALE

At March 31, 2015 and December 31, 2014 we held one property with no total carrying value, which was acquired through foreclosure and recorded as investment in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

As of March 31, 2015 our REO property consisted of raw land on which there were no operations.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2015 and 2014 was $69,000 for each period.

As of March 31, 2015 and December 31, 2014, our manager owned 25,000 of our common shares, representing approximately 1.8% of our total outstanding common stock.  For the three months ended March 31, 2015 and 2014, we declared no dividends payable to our manager.

Accounting services

During the three months ended March 31, 2015 and 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $15,000 and $10,000, respectively, for accounting services.

During the three months ended March 31, 2015 and 2014, Strategix Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $27,000 and $19,500, respectively, for accounting services.

Transactions with Other Related Parties

As of March 31, 2015 and December 31, 2014, we owned 134,270 common shares of VRM II, representing approximately 5.20% of their total outstanding common stock.  For the three months ended March 31, 2015 and 2014 we recognized no dividend income from VRM II.

As of March 31, 2015 and December 31, 2014, VRM II owned 134,545 of our common shares, approximately 9.74% of our total outstanding common stock.  For the three months ended March 31, 2015 and 2014, we declared no dividends payable to VRM II.

As of March 31, 2015 and December 31, 2014 we owned 67,532 and 66,379, respectively, of MVP REIT common stock. During the three months ended March 31, 2015 we received 1,153 shares through MVP REIT’s distribution reinvestment program.  For the three months ended March 31, 2015 and 2014 we recognized $10,000 and $9,000, respectively, in dividend income.

As of March 31, 2015 and December 31, 2014, we owned a 40% interest in MVP Advisor, the advisor of MVP REIT and MVP REIT II, Inc.

We have made loans of approximately $2,125,000 to MVP Advisor, the manager of MVP REIT.  We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the three months ended March 31, 2015 and 2014, we impaired approximately $700,000 and $411,000 of the amounts loaned MVP Advisor.

As of March 31, 2015 and December 31, 2014 we owed VRM II approximately $26,000 and $30,000, respectively.

During the three months ended March 31, 2015, we sold approximately $0.2 million in real estate loans to VRM II.

NOTE I — NOTES PAYABLE

During July 2014, VREO XXV issued a promissory note to Mohave State Bank for $2.3 million.  This note bears an annual interest rate of 5.0%, is secured by property and is payable in monthly principal and interest payments of approximately $13,000, with a lump sum payment of approximately $2.0 million due at maturity in July of 2019.

As of March 31, 2015, future principal payments on the notes payable are as follows:

2015	$36,000
2016	50,000
2017	53,000
2018	56,000
2019	2,036,000
Thereafter	--
Total	$2,231,000

NOTE J — FAIR VALUE

As of March 31, 2015, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities and marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees held for sale.

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

The following tables present the valuation of our financial assets as of March 31, 2015 and December 31, 2014, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/15	Carrying Value on Balance Sheet at 03/31/15
Assets
Investment in equity method investee held for sale	$--	$--	$6,946,000	$6,946,000	$6,946,000
Investment in marketable securities - related party	$1,059,000	$--	$--	$1,059,000	$1,059,000
Investment in real estate loans	$--	$--	$3,099,000	$3,099,000	$3,100,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/14	Carrying Value on Balance Sheet at 12/31/14
Assets
Investment in equity method investee – held for sale	$--	$--	$6,932,000	$6,932,000	$6,932,000
Investment in marketable securities - related party	$1,126,000	$--	$--	$1,126,000	$1,126,000
Investment in real estate loans	$--	$--	$7,063,000	$7,063,000	$7,063,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2015 to March 31, 2015.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2015 to March 31, 2015.

Investment in real estate loans

Balance on January 1, 2015	$7,063,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	1,263,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(4,593,000)
Sale of assets to affiliate and third parties	(633,000)
Temporary change in estimated fair value based on future cash flows	(1,000)
Balance on March 31, 2015, net of temporary valuation adjustment	$3,099,000

Investment in equity method investee – held for sale

Balance on January 1, 2015	$6,932,000
Distributions from investment in equity method investee held for sale	(82,000)
Income from investment in equity method investee held for sale	96,000
Balance on March 31, 2015, net of temporary valuation adjustment	$6,946,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2014 to December 31, 2014:

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

NOTE K — SEGMENT INFORMATION

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

The following are certain financial data for the Company’s operating segments for the periods:

	For three months
	March 31,
	2015	2014
Revenues
Investment in real estate loans	$133,000	$81,000
Rental revenue	183,000	174,000
Total revenues	316,000	255,000
Operating expenses
Investment in real estate loans	$69,000	$69,000
Investment in real property	78,000	79,000
Corporate activities	939,000	616,000
Total expenses	$1,086,000	$764,000

Total Assets	March 31, 2015	December 31, 2014
Investment in real estate loans	$3,104,000	$7,069,000
Investment in real property	11,068,000	11,084,000
Corporate assets	5,763,000	2,643,000
Total assets	$19,935,000	$20,796,000

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

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2015 and 2014.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our annual report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2014.

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

During the three months ended March 31, 2015, we funded one loan totaling approximately $1.3 million.  During the three months ended March 31, 2014, we funded two loans totaling approximately $2.3 million.  As of March 31, 2015, our loan-to-value ratio was 47.09%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Any increase in loan defaults accompanied by declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of March 31, 2015, we have made loans of approximately $2,125,000 to our 40% owned subsidiary, MVP Advisor, the manager of MVP REIT.  We acquired our ownership interest in MVP Advisor in December 2013 from the sponsor of MVP REIT, MVP Capital. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets. We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its publicly registered offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor or any return on our investment in MVP Advisor until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts due from MVP REIT creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the three months ended March 31, 2015, we impaired approximately $700,000 of the amounts loaned MVP Advisor.  During the three months ended March 31, 2014, we impaired approximately $411,000 of the amounts loaned to MVP Advisor.

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

During March 2014, VRM II acquired a 42% interest in Building C, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM II entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest in Building A, LLC whose sole asset is an office building also located in Las Vegas, NV from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million, of which our portion is approximately $3.7 million.  On July 31, 2014, we and VRM II completed the acquisition of the remaining 58% interest in Building C, LLC. The acquisition of the interests in Building A, LLC was completed on August 29, 2014. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings which were acquired within the twelve (12) months prior to sale. No commissions were paid in connection with the purchase.

See Note E – Investment in Equity Method Investee and Note Receivable from MVP Realty Advisors to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding the property exchanges.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014:

Total Revenue:	2015	2014	$ Change	% Change
Interest income from investment in real estate loans	$125,000	$81,000	$44,000	54%
Gain related to payoff of notes receivable, including recoveryof allowance for doubtful notes receivable	8,000	--	8,000	100%
Rental revenue	183,000	174,000	9,000	5%
Total	$316,000	$255,000	$61,000	24%

During 2015, our investments in new real estate loans portfolio increased, which resulted in a increase of interest income.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2015	2014	$ Change	% Change
Management fees – related party	$69,000	$69,000	$--	--
Payroll	9,000	15,000	(6,000)	(40%)
Impairment of MVP Realty Advisors	700,000	411,000	289,000	70%
Acquisition expense	--	1,000	(1,000)	(100%)
Operations and maintenance	44,000	79,000	(35,000)	(44%)
Depreciation	34,000	--	34,000	100%
Professional fees	116,000	84,000	32,000	38%
Insurance	50,000	53,000	(3,000)	(6%)
Consulting	23,000	25,000	(2,000)	(8%)
Other	41,000	27,000	14,000	52%
Total	$1,086,000	$764,000	$322,000	42%

Operating expenses were 42% higher during the three months ending March 31, 2015 than during the three months ending March 31, 2014.  We impaired amounts we loaned MVP Realty Advisors (“MVP Advisor”) during the three months ending March 31, 2015 and 2014 totaling $700,000 and $411,000, respectively.  We have not forgiven the balance due from MVP Advisor however the decision by MVP Capital, the sponsor of MVP REIT, to forgive the full amount of its $3.6 million loan to MVP Advisor creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of March 31, 2015. Under the terms of the Operating Agreement which governs MVP Advisor, any loans we may make to MVP Advisor must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVP CP receiving any distributions from MVP Advisor. We will continue to review this investment and note receivable to determine whether future advances should be funded to MVP Advisor.

Note E – Investment in Equity Method Investee and Note Receivable from MVP Realty Advisors of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2015	2014	$ Change	% Change
Gain on sale of marketable securities	$--	$1,000	$(1,000)	(100%)
Dividend income	10,000	9,000	1,000	11%
Interest expense	(28,000)	--	(28,000)	100%
Recovery from settlement with loan guarantor	--	102,000	(102,000)	(100%)
Total	$(18,000)	$112,000	$(130,000)	(116%)

During January 2011, we, VRM II and VF III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.1 million during the three months ended March 31, 2014.  No similar transaction occurred in 2015.

See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes:	2015	2014	$ Change	% Change
Net gain on sale of real estate held for sale	$--	$(5,000)	$5,000	(100%)
Income from investment in equity method investee held for sale	96,000	43,000	53,000	123%
Expenses related to real estate held for sale	(9,000)	(44,000)	35,000	(80%)
Total	$87,000	$(6,000)	$93,000	(1,550%)

During the third quarter of 2013, we acquired a non-controlling interest in six parking facilities along with VRM II and MVP REIT.  On January 14, 2014, we, VRM II and MVP REIT sold one of the parking facilities, MVP PF Baltimore 2013, LLC, to a third party for a loss of approximately $5,000.  In March 2014, the board approved the exchange of our interest in the five remaining parking facilities for interests in commercial office buildings; because of this approval the parking facilities have been reclassified as assets held for sale. The exchange was completed on April 30, 2014.  Additionally, investments in equity method investee acquired in second quarter 2014 are currently held for sale.   The results of operations related to the non-controlling interest in these properties held for sale is recognized as income from investment in equity method investee held for sale as a part of discontinued operations included in the statements of operations.

See Note E — Investments in Equity Method Investee and Note Receivable from MVP Realty Advisors of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2015, net cash flows provided by operating activities approximated $0.3 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $1.3 million and investment in MVP Advisor of approximately $0.7 million.  In addition, cash flows related to investing activities consisted of cash provided by payoffs and sales to third parties of real estate loans of approximately $5.2 million and distributions from investment in equity method investee held for sale of approximately $82,000. Cash flows used in financing activities included cash payments on notes payable of approximately $29,000.

At March 31, 2015, we had approximately $4.5 million in cash, $1.1 million in liquid marketable securities of related parties and approximately $19.9 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental income, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Our interest in MVP Advisor has required, and may continue to require, us to continue to direct a portion of our cash towards development of the business of MVP REIT, including in the form of loans totaling approximately $2,125,000 as of March 31, 2015.  To further support development of the business of MVP REIT, MVP Advisor also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. The return on our investment in MVP Advisor will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisor, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP Advisor and the ability of MVP Advisor to repay our loans could be adversely impacted.  During the three months ended March 31, 2015, we impaired approximately $700,000 of the amounts loaned MVP Advisor.  During the three months ended March 31, 2014, we impaired approximately $411,000 of the amounts loaned to MVP Advisor.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During 2013 we used approximately $1,155,000 to acquire 628,206 shares of our common stock.  During 2014 we used approximately $337,000 to acquire 47,885 shares of our common stock.  As of March 31, 2015, we had no treasury stock.  We are not obligated to purchase any additional shares.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 12, 2015, we met our 3% reserve.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential.  The effective interest rates on all product categories range from 7.0% to 8.0%. Revenue by product will fluctuate based upon relative balances during the period.

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans or investments in real estate, thereby providing us with additional capital to invest in real estate or make additional loans.  For further information regarding related party transactions, refer to Note H – Related Party Transactions in the notes to our Consolidated Financial Statements in Part II, Item 8 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2015, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:
Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$48,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$240,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$481,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(48,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(240,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(481,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2015, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$31,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$155,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$310,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(31,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(155,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(310,000)

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended March 31, 2015, as required by Regulation S-K, Item 703.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	--	$--	--	$3,048,599
February 1, 2015 – February 28, 2015	--	--	--	3,048,599
March 1, 2015 – March 31, 2015	--	--	--	3,048,599
Total	--	$--	--	$3,048,599

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
2.2(4)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3, 10.1 and 10.5
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
14 (3)	Vestin Realty Mortgage I, Inc. Code of Business Conduct and Ethics
21.1*	List of subsidiaries of the Registrant
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited), (iii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2015 and 2014 (unaudited), (iv) Consolidated Statement of Equity for the three months ended March 31, 2015 and 2014 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited), and (vi) Notes to the Consolidated Financial Statements (unaudited).

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the ten month transition period ended April 30, 2006 filed on June 28, 2006 (File No. 000-51964)
(4)	Incorporated herein by reference to the Form 8-K/A filed on August 14, 2012 (File No. 000-51964)
*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 12, 2015

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	May 12, 2015