Form 10-Q
period 2015-08-07
Vestin Realty Mortgage I, Inc.
filed 2015-08-14
CIK 1328300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  [   ]    No   [X]

As of August 14, 2015 there were 1,342,410 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE I, INC.

ASSETS
	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$5,938,000	$1,395,000
Investment in marketable securities - related party	1,115,000	1,126,000
Investment in MVP Advisor & MVP Capital Partners II, net of impairment of $3,285,000 as of June 30, 2015 and $1,425,000 as of December 31, 2014	--	--
Investment in equity method investee held for sale	7,074,000	6,932,000
Interest and other receivables	4,000	6,000
Notes receivable, net of allowance of $635,000 at June 30, 2015 and $650,000 at December 31, 2014	--	--
Investments in real estate and fixed assets
Land and improvements	1,741,000	1,741,000
Building and improvements	2,450,000	2,450,000
Furniture and fixtures	19,000	14,000
	4,210,000	4,205,000
Accumulated depreciation	(155,000)	(120,000)
Total investments in real estate and fixed assets, net	4,055,000	4,085,000
Loan fees	60,000	67,000
Investment in real estate loans	166,000	7,063,000
Prepaid expenses – related party	135,000	--
Other assets	143,000	122,000
Total assets	$18,690,000	$20,796,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities	$52,000	$115,000
Due to related parties	14,000	30,000
Notes payable	2,330,000	2,260,000
Total liabilities	2,396,000	2,405,000

Commitments and contingencies	--	--

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	--	--
Treasury stock, at cost, no shares at June 30, 2015 and December 31, 2014	--	--
Common stock, $0.0001 par value; 25,000,000 shares authorized; 1,342,410 shares issued and outstanding at June 30, 2015 and 1,380,278 shares issued and outstanding at December 31, 2014	1,000	1,000
Additional paid-in capital	59,541,000	59,725,000
Accumulated deficit	(43,216,000)	(41,335,000)
Accumulated other comprehensive loss	(32,000)	--
Total stockholders’ equity	16,294,000	18,391,000
Total liabilities and stockholders' equity	$18,690,000	$20,796,000

The accompanying notes are an integral part of these condensed consolidated statements.

VESTIN REALTY MORTGAGE I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Interest income from investment in real estate loans	$18,000	$77,000	$143,000	$158,000
Recovery of allowance for doubtful notes receivable	7,000	33,000	15,000	33,000
Rental revenue	182,000	182,000	365,000	356,000
Total revenues	207,000	292,000	523,000	547,000
Operating expenses
Management fees - related party	67,000	69,000	136,000	138,000
Payroll	11,000	15,000	20,000	30,000
Impairment MVP Realty Advisors & MVP Capital Partners II	1,160,000	220,000	1,860,000	631,000
Operations and maintenance	44,000	41,000	88,000	120,000
Depreciation	8,000	30,000	42,000	30,000
Acquisition expense	--	--	--	1,000
Professional fees	97,000	137,000	213,000	221,000
Insurance	49,000	51,000	99,000	104,000
Consulting	23,000	26,000	46,000	51,000
Other	28,000	57,000	69,000	84,000
Total operating expenses	1,487,000	646,000	2,573,000	1,410,000
Loss from operations	(1,280,000)	(354,000)	(2,050,000)	(863,000)

Non-operating income (loss)
Gain on sale of marketable securities	--	--	--	1,000
Dividend Income	10,000	10,000	20,000	19,000
Interest expense	(29,000)	(1,000)	(57,000)	(1,000)
Recovery from settlement with loan guarantor	--	--	--	102,000
Total non-operating income (loss)	(19,000)	9,000	(37,000)	121,000
Provision for income taxes	--	--	--	--
Loss from continuing operations	(1,299,000)	(345,000)	(2,087,000)	(742,000)
Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	--	180,000	--	175,000
Income from investment in equity method investee	128,000	45,000	224,000	88,000
Expenses related to real estate held for sale	(9,000)	(18,000)	(18,000)	(62,000)
Total income from discontinued operations	119,000	207,000	206,000	201,000
Net Loss	(1,180,000)	(138,000)	(1,881,000)	(541,000)
Net income attributable to non-controlling interest – related party	--	63,000	--	42,000
Net loss attributable to common stockholders	$(1,180,000)	$(201,000)	$(1,881,000)	$(583,000)
Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.94)	(0.25)	(1.50)	(0.52)
Discontinued operations	0.07	0.11	0.13	0.11
Total basic and diluted loss per weighted average common share	$(0.087)	$(0.14)	$(1.37)	$(0.41)
Weighted average common shares outstanding	1,367,046	1,428,163	1,373,626	1,428,163

The accompanying notes are an integral part of these condensed consolidated statements.

VESTIN REALTY MORTGAGE I, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME(LOSS)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(1,180,000)	$(138,000)	$(1,881,000)	$(541,000)

Unrealized holding gain (loss) on available-for-sale securities – related party	(45,000)	(208,000)	32,000	(349,000)

Comprehensive loss	(1,225,000)	(346,000)	(1,849,000)	(890,000)
Net income attributable to noncontrolling interest	--	63,000	--	42,000
Comprehensive loss attributable to Vestin Realty Mortgage I, Inc.	$(1,225,000)	$(409,000)	$(1,849,000)	$(932,000)

The accompanying notes are an integral part of these condensed consolidated statements.

VESTIN REALTY MORTGAGE I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,881,000)	$(541,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,000	30,000
Gain related to recovery of allowance for doubtful notes receivable	(15,000)	(33,000)
Gain on sale of marketable securities	--	(1,000)
Gain on sale of real estate held for sale	--	(175,000)
Amortization	7,000	--
Gain on recovery from settlement with loan guarantor	--	(102,000)
Income from equity method investee held for sale	(224,000)	(88,000)
Dividend from MVP REIT (DRIP Shares)	(20,000)	(19,000)
Impairment on MVP Realty Advisors & MVP Capital Partners II	1,860,000	631,000
Change in operating assets and liabilities:
Interest and other receivables	2,000	1,000
Due to/from related parties	(16,000)	95,000
Prepaid expense – related party	(135,000)	--
Other assets	(21,000)	86,000
Accounts payable and accrued liabilities	(64,000)	37,000
Net cash used in operating activities	(465,000)	(79,000)
Cash flows from investing activities:
Investments in real estate loans	(1,513,000)	(4,106,000)
Proceeds from loan payoffs	4,705,000	2,838,000
Proceeds from sale of investments in real estate loans
VRM II	200,000	--
Third parties	3,505,000	700,000
Purchase of fixed assets	(12,000)	--
Proceeds from investment in equity method investee held for sale	--	1,157,000
Proceeds from sale of investment in equity method investee held for sale	--	691,000
Proceeds from sale of marketable securities	--	13,000
Proceeds from distributions from investment in equity method investee	82,000	--
Proceeds related to real estate held for sale	--	302,000
Purchase of real estate	--	(390,000)
Proceeds from settlement with loan guarantor	--	102,000
Investment in MVP Realty Advisors and MVP Capital Partners II	(1,860,000)	(631,000)
Proceeds from notes receivable	15,000	33,000
Net cash provided by investing activities	5,122,000	709,000
Cash flows from financing activities:
Principal payments on notes payable	(96,000)	(239,000)
Proceeds from notes payable	166,000	170,000
Purchase of treasury stock	(184,000)	--
Distribution to noncontrolling interest on assets held for sale	--	(39,000)
Net cash used in financing activities	(114,000)	(108,000)
NET CHANGE IN CASH	4,543,000	522,000
Cash and cash equivalents, beginning of period	1,395,000	7,628,000
Cash and cash equivalents, end of period	$5,938,000	$8,150,000

Supplemental disclosures of cash flows information:
Cash paid for:
Interest expense	$56,000	$--
Non-cash investing and financing activities:
Unrealized loss on marketable securities - related party	$(32,000)	$(349,000)
Asset transfer	$--	$3,022,000

The accompanying notes are an integral part of these condensed consolidated statements.

VESTIN REALTY MORTGAGE I, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage I, Inc. (“VRM I”, the “Company”, “we”, “us”, or “our”), formerly Vestin Fund I, LLC (“Fund I”), invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”).  In addition we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in December 1999.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund I with respect to the period prior to April 1, 2006 and to VRM I with respect to the period commencing on May 1, 2006.

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

In April 2009, we entered into an accounting services agreement with Strategix Solutions, a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

In December 2013, we acquired a 40% interest in MVP Realty Advisors, LLC (“MVP Advisor”), the manager of MVP REIT, Inc. (“MVP REIT”), pursuant to a membership interest transfer agreement, dated as of December 19, 2013, between MVP Capital Partners, LLC (“MVP Capital”) and us.  Pursuant to the transfer agreement, we did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP Advisor. In recognition of MVP Capital’s substantial investment in MVP Advisor for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM II have been repaid in full for any capital contributions to MVP Advisor or for any expenses advanced on MVP Advisor’s behalf (“Capital Investment”), and once we and VRM II have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisor.  This acquisition was approved by the independent members of our Board of Directors.  MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.

During May 2015, our Board of Directors and the Board of Directors of VRM II agreed to form MVP Capital Partners II, LLC, a Nevada limited liability company (“MVP CP II”). We own 40% and VRM II owns 60%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II, Inc., a Maryland corporation, which is being formed as a publicly registered non traded REIT (“MVP REIT II”). MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states. As of the date of this filing, MVP REIT II had not yet been declared effective.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM II have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% on all acquisitions and the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets. In addition, upon a listing on a national securities exchange, and provided the MVP REIT II investors have received at least a 6% return on their investment, MVP Advisors will receive 5.5% in stock based upon the total number of shares listed. The operating agreement of the Advisor provides that once we and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM II they have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The condensed consolidated balance sheet as of December 31, 2014 contained herein has been derived from the audited consolidated financial statements as of December 31, 2014, but do not include all disclosures required by GAAP.

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

Reclassifications

Certain amounts in the 2014 consolidated financial statements regarding investment in equity method investee have been reclassified to conform to the June 30, 2015 presentation.

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

Investment in Marketable Securities and Investment in Marketable Securities – Related Party

Investment in marketable securities and investment in marketable securities– related party consists of stock in VRM II and MVP REIT.  The securities are stated at fair value as determined by the closing market price as of June 30, 2015 and December 31, 2014.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended June 30, 2015 and December 31, 2014.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2015, the Company operates in both segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the three and six months ended June 30, 2015 and 2014.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2015 and December 31, 2014 we had approximately $5.3 and $0.9 million, respectively, in funds in excess of the federally-insured limits.

As of June 30, 2015, 100% of our loans were in Nevada, compared to 29% and 71% of our loans in California and Nevada at December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, all of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

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

Common Guarantors

As of December 31, 2014, there were two loans, totaling approximately $1.1 million and representing approximately 15.7% of our portfolio’s total value, which had a common guarantor.  As of June 30, 2015 these loans were paid in full.

For additional information regarding the above loans, see Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2015 and December 31, 2014, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2015 and December 31, 2014, we had no investment in real estate loans that had interest reserves.

Loan Portfolio

As of June 30, 2015, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 7.0% to 8.0% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2015, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	1	$3,000	7.00%	2.40%	38.86%
Construction	1	163,000	8.00%	97.60%	5.14%
Total	2	$166,000	7.98%	100.00%	5.96%

Investments in real estate loans as of December 31, 2014 were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	5	$5,043,000	7.60%	71.40%	51.35%
Land	1	2,020,000	9.00%	28.60%	67.63%
Total	6	$7,063,000	8.00%	100.00%	56.00%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans. The weighted average interest rate on performing loans only, as of June 30, 2015 and December 31, 2014, was 7.98% and 8.00%, respectively.  Please see “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2015 and December 31, 2014.

Loan Type	Number of Loans	June 30, 2015 Balance *	Portfolio Percentage	Number of Loans	December 31, 2014 Balance *	Portfolio Percentage

First deeds of trust	1	$166,000	100.00%	6	$7,063,000	100.00%
Second deeds of trust	--	--	--	--	--	--
Total	1	$166,000	100.00%	6	$7,063,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2015:

Non-performing	$--
July 2015 – September 2015	3,000
October 2015 – December 2015	--
Thereafter	163,000
Total	$166,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015 Balance *	Portfolio Percentage	December 31, 2014 Balance *	Portfolio Percentage

California	$--	--	$2,020,000	28.60%
Nevada	166,000	100.00%	5,043,000	71.40%
Total	$166,000	100.00%	$7,063,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2015	December 31, 2014
Balance per loan portfolio	$166,000	$7,063,000
Less:
Allowance for loan losses	--	-
Balance per consolidated balance sheets	$166,000	$7,063,000

Non-Performing Loans

As of June 30, 2015 and December 31, 2014, we had no loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).

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

As of June 30, 2015 and December 31, 2014, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 0%.

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

Specific Reserve Allowances

As of June 30, 2015 and December 31, 2014, we had no specific reserve allowance.

Extensions

As of June 30, 2015 and December 31, 2014, our manager had granted extensions on one and three outstanding loans, totaling approximately $4.7 million and $10.9 million, respectively, of which our portion was approximately $3,000 and $3.5 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN EQUITY METHOD INVESTEE AND NOTE RECEIVABLE FROM MVP REALTY ADVISORS

MVP Realty Advisors

As of June 30, 2015 and December 31, 2014, we owned a 40% interest in MVP Advisor, the advisor of MVP REIT and MVP REIT II, Inc.

As of June 30, 2015 we have made loans of approximately $2,965,000 to MVP Advisor, the manager of MVP REIT.  We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the three months ended June 30, 2015 and 2014, we impaired approximately $0.8 and $0.2 million, respectively, of the amounts loaned to MVP Advisor.  During the six months ended June 30, 2015 and 2014, we impaired approximately $1.5 and $0.6 million, respectively, of the amounts loaned to MVP Advisor.

MVP Capital Partners II

During May, 2015 our Board of Directors and the Board of Directors of VRM II agreed to form MVP CP II. We own 40% and VRM II owns 60%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states. As of the date of this filing, MVP REIT II had not yet been declared effective.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM II have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respecitve ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% on all acquisitions and the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets. In addition, upon a listing on a national securities exchange, and provided the MVP REIT II investors have received at least a 6% return on their investment, MVP Advisors will receive 5.5% in stock based upon the total number of shares listed. The operating agreement of the Advisor provides that once we and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM II they have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

As of June 30, 2015 we have made loans of approximately $320,000 to MVP CP II.  Similar to our investments in MVP Advisor in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds. As with our investment in MVP REIT, while we expect any such investments to ultimately generate a return through management fees payable by MVP REIT II to MVP CP II and MVP Advisor, no such fees will be generated unless and until MVP REIT II has raised sufficient proceeds to commence operations, and even then, the amount of fees may not be significant during the near term as MVP REIT II begins its operations. If MVP REIT II is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP CP II and the ability of MVP CP II to repay our loans could be adversely impacted.  Based on this uncertainty, we have determined to fully impair the balance of our $320,000 loan to MVP CP II.

NOTE F — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

In February 2014, VRM II effected a 1 for 4 reverse split of its common stock. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

As of June 30, 2015 and December 31, 2014, we owned 134,270 shares of VRM II’s common stock, representing approximately 5.30% of the total outstanding shares.  The closing price of VRM II’s common stock on June 30, 2015, was $3.80 per share.

During the six months ended June 30, 2015, the trading price for VRM II’s common stock ranged from $3.28 to $5.35 per share.  At December 31, 2014, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM II as of December 31, 2014.  We realized a loss on our investment to its fair value of $4.04 per share as of December 31, 2014, totaling approximately $0.5 million and recognizing an impairment of approximately $0.1 million.

As of June 30, 2015 and December 31, 2014, we owned 68,705 and 66,379 shares of common stock, respectively, of MVP REIT.  The shares are recorded on our balance sheet valued at $604,000 and $584,000, respectively.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering. During the six months ended June 30, 2015 we received 2,326 shares through MVP REIT’s distribution reinvestment program which resulted in dividend income of approximately $20,000.

As consideration for the initial investment of $0.2 million in MVP REIT II, MVP CP II received 8,000 shares of common stock in MVP REIT II.

NOTE G — REAL ESTATE OWNED HELD FOR SALE

At June 30, 2015 and December 31, 2014 we held one property with no total carrying value, which was acquired through foreclosure and recorded as investment in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

As of June 30, 2015 our REO property consisted of raw land on which there were no operations.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund I from the sale of shares or membership units, paid monthly.  The amount of management fees earned by our manager for the three months ended June 30, 2015 and 2014 was $67,000 and $69,000, respectively.  The amount of management fees earned by our manager for the six months ended June 30, 2015 and 2014 was $136,000 and $138,000, respectively.

As of June 30, 2015 and December 31, 2014, our manager owned 25,000 of our common shares, representing approximately 1.9% of our total outstanding common stock.  For the three and six months ended June 30, 2015 and 2014, we declared no dividends payable to our manager.

Accounting services

During the three months ended June 30, 2015 and 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, earned fees of approximately $15,000 for each period, for accounting services.  For the six months ended June 30, 2015 and 2014, Accounting Solutions, earned fees of approximately $30,000 and $25,000, respectively, for accounting services.

During the three months ended June 30, 2015 and 2014, Strategix Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, earned fees of approximately $45,000 and $20,000, respectively, for accounting services.  For the six months ended June 30, 2015 and 2014, Strategix Solutions, earned fees of approximately $72,000 and $39,000, respectively, for accounting services.

Transactions with Other Related Parties

As of June 30, 2015 and December 31, 2014, we owned 134,270 common shares of VRM II, representing approximately 5.30% of their total outstanding common stock.  For the three and six months ended June 30, 2015 and 2014 we recognized no dividend income from VRM II.

As of June 30, 2015 and December 31, 2014, VRM II owned 134,545 of our common shares, approximately 9.98% of our total outstanding common stock.  For the six months ended June 30, 2015 and 2014, we declared no dividends payable to VRM II.

As of June 30, 2015 and December 31, 2014 we owned 68,705 and 66,379, respectively, of MVP REIT common stock. During the six months ended June 30, 2015 we received 2,326 MVP REIT common shares through MVP REIT’s distribution reinvestment program.  For the three months ended June 30, 2015 and 2014 we recognized $10,000 for each period, in dividend income.  For the six months ended June 30, 2015 and 2014 we recognized $20,000 and $19,000, respectively, in dividend income.

As of June 30, 2015 and December 31, 2014, we owned a 40% interest in MVP Advisor, the advisor of MVP REIT and MVP REIT II, Inc.

As of June 30, 2015 we have made loans of approximately $2,965,000 to MVP Advisor, the manager of MVP REIT.  We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor until it is able to generate sufficient fees to service the interest on our loan.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the three months ended June 30, 2015 and 2014, we impaired approximately $0.8 million and $220,000, respectively, of the amounts loaned MVP Advisor.  During the six months ended June 30, 2015 and 2014, we impaired approximately $1.5 and $0.6million, respectively, of the amounts loaned MVP Advisor.

As of June 30, 2015 we have made loans of approximately $320,000 to MVP CP II, the advisor to MVP REIT II.  Based on uncertainties regarding repayment, during the six months ended June 30, 2015, we have determined to fully impair the entire balance of this loan.  See Note E above for more information.

As of June 30, 2015 and December 31, 2014 we owed VRM II approximately $14,000 and $30,000, respectively.

During the six months ended June 30, 2015, we sold approximately $0.2 million in real estate loans to VRM II.

NOTE I — NOTES PAYABLE

During July 2014, VREO XXV issued a promissory note to Mohave State Bank for $2.3 million.  This note bears an annual interest rate of 5.0%, is secured by property and is payable in monthly principal and interest payments of approximately $13,000, with a lump sum payment of approximately $2.0 million due at maturity in July of 2019.

In April 2015, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 2.9%.  The agreement required a down payment of approximately $30,000 and nine monthly payments of approximately $19,000 beginning on May 27, 2015.  As of June 30, 2015, the outstanding balance of the note was approximately $129,000.

Interest expense for the three and six months ended June 30, 2015 amounted to approximately $29,000 and $57,000.

As of June 30, 2015, future principal payments on the notes payable are as follows:

2015	$135,000
2016	50,000
2017	53,000
2018	56,000
2019	2,036,000
Thereafter	--
Total	$2,330,000

NOTE J — FAIR VALUE

As of June 30, 2015, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities and marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees held for sale.

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

The following tables present the valuation of our financial assets as of June 30, 2015 and December 31, 2014, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/15	Carrying Value on Balance Sheet at 06/30/15
Assets
Investment in equity method investee held for sale	$--	$--	$7,074,000	$7,074,000	$7,074,000
Investment in marketable securities - related party	$1,115,000	$--	$--	$1,115,000	$1,115,000
Investment in real estate loans	$--	$--	$165,000	$165,000	$166,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/14	Carrying Value on Balance Sheet at 12/31/14
Assets
Investment in equity method investee – held for sale	$--	$--	$6,932,000	$6,932,000	$6,932,000
Investment in marketable securities - related party	$1,126,000	$--	$--	$1,126,000	$1,126,000
Investment in real estate loans	$--	$--	$7,063,000	$7,063,000	$7,063,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2015 to June 30, 2015.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of January 1, 2015 to June 30, 2015.

Investment in real estate loans

Balance on January 1, 2015	$7,063,000
Purchase and additions of assets
New mortgage loans and mortgage loans bought	1,513,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(4,705,000)
Sale of assets to affiliate and third parties	(3,705,000)
Temporary change in estimated fair value based on future cash flows	(1,000)
Balance on June 30, 2015, net of temporary valuation adjustment	$165,000

Investment in equity method investee – held for sale

Balance on January 1, 2015	$6,932,000
Distributions from investment in equity method investee held for sale	(82,000)
Income from investment in equity method investee held for sale	224,000
Balance on June 30, 2015, net of temporary valuation adjustment	$7,074,000

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

NOTE K — SEGMENT INFORMATION

Company management reviews financial and operating performance in the following separate operating segments:  (1) investment in real estate loans and (2) investments in real property.  Selling, general and administrative expenses, primarily consisting of compensation of employees, seminar expense, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

The following are certain financial data for the Company’s operating segments for the periods:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Investment in real estate loans	$25,000	$110,000	$158,000	$191,000
Rental revenue	182,000	182,000	365,000	356,0000
Total revenues	207,000	292,000	523,000	547,000
Operating expenses
Investment in real estate loans	$67,000	$69,000	$136,000	$138,000
Investment in real property	52,000	71,000	130,000	150,000
Corporate activities	1,369,000	507,000	2,308,000	1,123,000
Total expenses	1,488,000	647,000	2,574,000	1,411,000

Total Assets	June 30, 2015	December 31, 2014
Investment in real estate loans	$170,000	$7,069,000
Investment in real property	11,189,000	11,084,000
Corporate assets	7,331,000	2,643,000
Total assets	$18,690,000	$20,796,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016, and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2015-02 on our consolidated financial statements.

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company is currently evaluating ASU 2015-03, and anticipates a change in our presentation only since the standard does not alter the accounting for debt issuance costs.

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

In July, 2015, we along with VRMII invested in a new Delaware Statutory Trust (“DST”) for $4.0 million of which our share is $1,600,000.  There is a mandatory repurchase pursuant to a repurchase agreement executed in July, 2015 and amended in August, 2015, which for accounting purposes is accounted for in a manner similar to a loan.  The repurchase agreement, as amended, requires the repurchase of the shares on or before July 25, 2016 at a price equal to the purchase price plus 12% per annum.  In addition, the repurchase agreement, as amended, requires the payment of certain costs and expenses on or before October 1, 2015. The DST holds commercial property located in Illinois which we consider to be the collateral on this loan.  Additionally, the DST is guaranteed by a third party Broker Dealer who has a selling agreement with MVP REIT.  Certain members of the Broker Dealer’s management also guaranteed this loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our annual report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2014.

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

During the six months ended June 30, 2015, we funded two loans totaling approximately $0.4 million.  During the six months ended June 30, 2014, we funded five loans totaling approximately $4.1 million.  As of June 30, 2015, our loan-to-value ratio was 5.96%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  An increase in loan defaults accompanied by declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of June 30, 2015, we have made loans of approximately $2,965,000 to our 40% owned subsidiary, MVP Advisor, the manager of MVP REIT.  We acquired our ownership interest in MVP Advisor in December 2013 from the sponsor of MVP REIT, MVP Capital. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets. We believe MVP Advisor has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its publicly registered offering and the fees paid to date to MVP Advisor have not been significant.  We may not realize interest income from the loan to MVP Advisor or any return on our investment in MVP Advisor until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts due from MVP REIT creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable.  During the six months ended June 30, 2015, we impaired approximately $1.5 million of the amounts loaned MVP Advisor.  During the six months ended June 30, 2014, we impaired approximately $631,000 of the amounts loaned to MVP Advisor.

During May 2015, our Board of Directors and the Board of Directors of VRM II agreed to form MVP CP II. We own 40% and VRM II owns 60%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states. As of the date of this filing, MVP REIT II had not yet been declared effective.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM II have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respecitve ownership interest.  As consideration for the initial investment of $0.2 million, MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% on all acquisitions and the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets. In addition, upon a listing on a national securities exchange, and provided the MVP REIT II investors have received at least a 6% return on their investment, MVP Advisors will receive 5.5% in stock based upon the total number of shares listed. The operating agreement of the Advisor provides that once we and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM II they have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

As of June 30, 2015 we have made loans of approximately $320,000 to MVP CP II.  Similar to our investments in MVP Advisor in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds. As with our investment in MVP REIT, while we expect any such investments to ultimately generate a return through management fees payable by MVP REIT II to MVP CP II and MVP Advisor, no such fees will be generated unless and until MVP REIT II has raised sufficient proceeds to commence operations, and even then, the amount of fees may not be significant during the near term as MVP REIT II begins its operations. If MVP REIT II is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP CP II and the ability of MVP CP II to repay our loans could be adversely impacted.  Based on this uncertainty, we have determined to fully impair the balance of our $320,000 loan to MVP CP II.

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

During March 2014, VRM II acquired a 42% interest in Building C, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM II entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest in Building A, LLC whose sole asset is an office building also located in Las Vegas, NV from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million, of which our portion is approximately $3.7 million.  On July 31, 2014, we and VRM II completed the acquisition of the remaining 58% interest in Building C, LLC. The acquisition of the interests in Building A, LLC was completed on August 29, 2014. The purchase price for both buildings is equal to the amount paid by MVP REIT to acquire the buildings which were acquired within the twelve (12) months prior to sale. No commissions were paid in connection with the purchase.

See Note E – Investment in Equity Method Investee and Note Receivable from MVP Realty Advisors to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding the property exchanges.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014:

Total Revenue:	2015	2014	$ Change	% Change
Interest income from investment in real estate loans	$18,000	$77,000	$(59,000)	(77%)
Gain related to payoff of notes receivable, including recovery of allowance for doubtful notes receivable	7,000	33,000	(26,000)	(79%)
Rental revenue	182,000	182,000	--	--
Total	$207,000	$292,000	$(85,000)	(29%)

During second quarter 2015, our investments in new real estate loans decreased, which resulted in a decrease of interest income.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2015	2014	$ Change	% Change
Management fees – related party	$67,000	$69,000	$(2,000)	(3%)
Payroll	11,000	15,000	(4,000)	(27%)
Impairment of MVP Realty Advisors & MVP Capital Partners II	1,160,000	220,000	940,000	427%
Operations and maintenance	44,000	41,000	3,000	7%
Depreciation	8,000	30,000	(22,000)	(73%)
Interest expense	1,000	1,000	--	--
Professional fees	97,000	137,000	(40,000)	(29%)
Insurance	49,000	51,000	(2,000)	(4%)
Consulting	23,000	26,000	(3,000)	(12%)
Other	28,000	57,000	(29,000)	(51%)
Total	$1,488,000	$647,000	$841,000	130%

Operating expenses were 130% higher during the three months ending June 30, 2015 than during the three months ending June 30, 2014.  We impaired amounts we loaned MVP Advisors during the three months ending June 30, 2015 and 2014 totaling $840,000 and $220,000, respectively.  We have not forgiven the balance due from MVP Advisor however the decision by MVP Capital, the sponsor of MVP REIT, to forgive the full amount of its $3.6 million loan to MVP Advisor creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of June 30, 2015. Under the terms of the Operating Agreement which governs MVP Advisor, any loans we may make to MVP Advisor must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVP CP receiving any distributions from MVP Advisor. We will continue to review this investment and note receivable to determine whether future advances should be funded to MVP Advisor.  Additionally, in light of similar uncertainties as to when we will be repaid, during the three months ended June 30, 2015 we impaired amounts we loaned MVP CP II totaling $320,000.

See Note E – Investment in Equity Method Investee and Note Receivable from MVP Realty Advisors of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2015	2014	$ Change	% Change
Dividend income	$10,000	$10,000	$--	--
Interest expense	(28,000)	--	(28,000)	100%
Total	$(18,000)	$10,000	$(28,000)	(280%)

Discontinued operations, net of income taxes:	2015	2014	$ Change	% Change
Net gain on sale of real estate held for sale	$--	$180,000	$(180,000)	(100%)
Income from investment in equity method investee held for sale	128,000	45,000	83,000	184%
Expenses related to real estate held for sale	(9,000)	(18,000)	9,000	50%
Total	$119,000	$207,000	$(88,000)	(43%)

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

See Note E — Investments in Equity Method Investee and Note Receivable from MVP Realty Advisors of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014:

Total Revenue:	2015	2014	$ Change	% Change
Interest income from investment in real estate loans	$143,000	$158,000	$(15,000)	(9%)
Gain related to payoff of notes receivable, including recovery of allowance for doubtful notes receivable	15,000	33,000	(18,000)	(55%)
Rental revenue	365,000	356,000	9,000	3%
Total	$523,000	$547,000	$(24,000)	(4%)

Operating Expenses:	2015	2014	$ Change	% Change
Management fees – related party	$136,000	$138,000	$(2,000)	(1%)
Payroll	20,000	30,000	(10,000)	(33%)
Impairment of MVP Realty Advisors & MVP Capital Partners II	1,860,000	631,000	1,229,000	195%
Acquisition expense	--	1,000	(1,000)	(100%)
Operations and maintenance	88,000	120,000	(32,000)	(27%)
Depreciation	42,000	30,000	12,000	40%
Interest expense	1,000	1,000	--	--
Professional fees	213,000	221,000	(8,000)	(4%)
Insurance	99,000	104,000	(5,000)	(5%)
Consulting	46,000	51,000	(5,000)	(10%)
Other	69,000	84,000	(15,000)	(18%)
Total	$2,574,000	$1,411,000	$1,163,000	82%

Operating expenses were 82% higher during the six months ending June 30, 2015 than during the six months ending June 30, 2014.  We impaired amounts we loaned MVP Realty Advisors (“MVP Advisor”) during the six months ended June 30, 2015 and 2014 totaling $1,540,000 and $631,000, respectively.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Capital, the sponsor of MVP REIT, to forgive the full amount of its $3.6 million loan to MVP Advisor creates uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on this uncertainty, we have determined to fully impair the balance of this note receivable as of June 30, 2015. Under the terms of the Operating Agreement which governs MVP Advisor, any loans we may make to MVP Advisor must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVP CP receiving any distributions from MVP Advisor. We will continue to review this investment and note receivable to determine whether future advances should be funded to MVP Advisor.  Additionally, during the six months ended June 30, 2015 we impaired amounts we loaned MVP Capital Partners II totaling $320,000.

See Note E – Investment in Equity Method Investee and Note Receivable from MVP Realty Advisors of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2015	2014	$ Change	% Change
Gain on sale of marketable securities	$--	$1,000	$(1,000)	(100%)
Dividend income	20,000	19,000	1,000	5%
Interest expense	(56,000)	--	(56,000)	(100%)
Recovery from settlement with loan guarantor	--	102,000	(102,000)	(100%)
Total	$(36,000)	$122,000	$(158,000)	(130%)

During January 2011, we, VRM II and VF III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.1 million during the six months ended June 30, 2014.  No similar transaction occurred in 2015.

Discontinued operations, net of income taxes:	2015	2014	$ Change	% Change
Net gain on sale of real estate held for sale	$--	$175,000	$(175,000)	(100%)
Income from investment in equity method investee held for sale	224,000	88,000	136,000	155%
Expenses related to real estate held for sale	(18,000)	(62,000)	44,000	71%
Total	$206,000	$201,000	$5,000	2%

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

See Note E — Investments in Equity Method Investee and Note Receivable from MVP Realty Advisors of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2015, net cash flows used in operating activities approximated $0.5 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees and legal bills.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $1.5 million and investment in MVP Advisor of approximately $1.9 million.  In addition, cash flows related to investing activities consisted of cash provided by payoffs and sales to third parties of real estate loans of approximately $8.4 million and distributions from investment in equity method investee held for sale of approximately $82,000. Cash flows used in financing activities included cash payments on notes payable of approximately $96,000, purchase of treasury stock of approximately $184,000 and provided by a new note payable of approximately $166,000.

At June 30, 2015, we had approximately $5.9 million in cash, $1.1 million in liquid marketable securities of related parties and approximately $18.7 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental income, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Our interest in MVP Advisor has required, and may continue to require, us to continue to direct a portion of our cash towards development of the business of MVP REIT, including in the form of loans totaling approximately $2,965,000 as of June 30, 2015.  To further support development of the business of MVP REIT, MVP Advisor also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. The return on our investment in MVP Advisor will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisor, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP Advisor and the ability of MVP Advisor to repay our loans could be adversely impacted.  During the six months ended June 30, 2015, we impaired approximately $1.5 million of the amounts loaned MVP Advisor.  During the six months ended June 30, 2014, we impaired approximately $631,000 of the amounts loaned to MVP Advisor.

During May 2015, our Board of Directors and the Board of Directors of VRM II agreed to form MVP CP II. We own 40% and VRM II owns 60%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states. As of the date of this filing, MVP REIT II had not yet been declared effective.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM II have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respecitve ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% on all acquisitions and the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets. In addition, upon a listing on a national securities exchange, and provided the MVP REIT II investors have received at least a 6% return on their investment, MVP Advisors will receive 5.5% in stock based upon the total number of shares listed. The operating agreement of the Advisor provides that once we and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM II they have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

As of June 30, 2015 we have made loans of approximately $320,000 to MVP CP II.  Similar to our investments in MVP REIT, the return on our investment in MVP CP II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and MVP CP II’s ability to successfully deploy the offering proceeds. As with our investment in MVP REIT, while we expect any such investments to ultimately generate a return through management fees payable by MVP REIT II to MVP CP II, no fees will be generated unless and until MVP REIT II has raised sufficient proceeds to commence operation, and even then, the amount of fees may not be significant as MVP REIT II begins to commence operations.  If MVP REIT II is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP CP II and the ability of MVP CP II to repay our loans could be adversely impacted.  During the six months ended June 30, 2015, in light of the uncertainties as to when we will be repaid, we impaired the entire amount of our $320,000 loan to MVP CP II.

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

On February 21, 2008, our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  During 2013 we used approximately $1,155,000 to acquire 628,206 shares of our common stock.  During 2014 we used approximately $337,000 to acquire 47,885 shares of our common stock.  During 2015, we used approximately $156,000 to acquire 31,727 shares of our common stock.  As of June 30, 2015, we had no treasury stock.  We are not obligated to purchase any additional shares.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of August 14, 2015, we met our 3% reserve.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2015, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:
Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$43,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$214,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$428,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(43,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(214,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(428,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2015, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$2,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$8,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$17,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(2,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(8,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(17,000)

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the six months ended June 30, 2015, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	--	$--	--	$3,048,599
May 1, 2015 – May 31, 2015	8,500	$4.10	8,500	3,012,709
June 1, 2015 – June 30, 2015	23,227	$5.17	23,227	2,892,730
Total	31,727	$4.92	31,727	$2,892,730

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger between Vestin Fund I, LLC and the Registrant
2.2(3)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3, 10.1 and 10.5
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (unaudited), (iv) Consolidated Statement of Equity for the six months ended June 30, 2015 and 2014 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited), and (vi) Notes to the Consolidated Financial Statements (unaudited).

(1)	Incorporated herein by reference to Post-Effective Amendment No. 3 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125347)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form S-4 Registration Statement filed on January 31, 2006 (File No. 333-125347)
(3)	Incorporated herein by reference to the Form 8-K/A filed on August 14, 2012 (File No. 000-51964)
*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage I, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 14, 2015

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	August 14, 2015